Form 10-Q
period 2000-09-30
CONDOR SYSTEMS INC; CEI SYSTEMS INC
filed 2000-11-14
CIK 779033, 1086557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from___________ to _____________

779033
(Commission file number)

CONDOR SYSTEMS, INC.
(Exact name of co-registrant as specified in its charter)

California (State of other jurisdiction of Incorporation or organization)	94-2623793 (I.R.S. Employer Identification No.)

CEI SYSTEMS, INC.
(Exact name of co-registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	77-0466448 (I.R.S. Employer Identification No.)

2133 Samaritan Drive San Jose, CA (Address of Principal Executive Offices)	95124 (Zip Code)

(408) 371-9580
(Co-registrants’ telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

             Indicate by a check whether the co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the co-registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 day Yes [x] No [ ]

             The number of shares or amount outstanding of each of the issuer’s classes of securities as of November 13, 2000:

11 7/8% Series A Senior Subordinated Notes, due 2009, issued and outstanding, $100,000,000
Series A Preferred Stock, $100 par value, issued and outstanding, 103,770 shares
Class A Common Stock, $1 par value, issued and outstanding, 21,407,891 shares
Class B Common Stock, $1 par value, issued and outstanding, 2,551,053 shares
Class C Common Stock, $1 par value, issued and outstanding, 26,948,947 shares

CONDOR SYSTEMS, INC.
CEI SYSTEMS, INC.

FORM 10-Q
For The Quarter Ended September 30, 2000

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Statements of Operations— For the three and nine months ended September 30, 1999 and 2000	3
	Consolidated Condensed Statements of Cash Flows— For the three and nine months ended September 30, 1999 and 2000	4
	Consolidated Condensed Balance Sheets— December 31, 1999 and September 30, 2000	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES	21
EXHIBITS	22

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDOR SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 1999 and 2000
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	1999	2000	1999	2000

Contract revenues	$26,738	$24,420	$63,832	$73,090

Costs and operating expenses:
Contract costs	19,156	16,881	40,511	47,036
Technology related costs:
Research and development	1,370	786	3,632	3,270
Amortization of purchased technology		399		905
Selling, general and administrative	4,627	4,531	13,018	14,017
Other charges:
Recapitalization costs			8,754
Restructuring and plant closure costs			925	1,500
Abandoned acquisition costs	250		250

	25,403	22,597	67,090	66,728

Operating income (loss)	1,335	1,823	(3,258)	6,362
Interest and other income	59	219	233	172
Interest expense	(3,661)	(4,023)	(8,444)	(12,135)

Loss before income taxes and Extraordinary loss	(2,267)	(1,981)	(11,469)	(5,601)
Benefit of income taxes	(358)	(800)	(1,950)	(2,240)

Loss before extraordinary loss	(1,909)	(1,181)	(9,519)	(3,361)
Extraordinary loss from debt repurchase, net of income tax benefit of $801			3,387
Net loss	$(1,909)	$(1,181)	$(12,906)	$(3,361)

The accompanying notes are an integral part of the consolidated condensed financial statements.

CONDOR SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three and nine months ended September 30, 1999 and 2000
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	2000	1999	2000

Cash flows from operating activities:
Net loss	$(1,909)	$(1,181)	$(12,906)	$(3,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,020	1,038	2,618	3,068
Amortization of purchased technology		399		905
Deferred taxes		(801)		(2,240)
Non cash charges related to 1999 Recapitalization			2,605
Changes in assets and liabilities:
Contracts receivable	(7,764)	(5,068)	(5,244)	(5,430)
Inventories	(17)	(691)	(1,539)	(1,364)
Other assets	160	(181)	(28)	(2,460)
Accounts payable	2,472	710	1,758	(4,006)
Accrued expenses	2,019	2,181	2,645	6,125
Income taxes payable and receivable	(385)	1,376	(3,829)	1,559

Net cash provided by (used in) operating activities	(4,404)	(2,218)	(13,920)	(7,204)

Cash flows from investing activities:
Acquisitions, net of cash acquired			(2,000)	(6,100)
Additions to property and equipment	(279)	(787)	(957)	(1,425)

Net cash used in investing activities	(279)	(787)	(2,957)	(7,525)

Cash flows from financing activities:
Proceeds from sale of preferred stock				10,208
Proceeds from sales of common stock			43,321
Repurchase of common stock				(298)
Distribution to stockholders			(70,742)
Payment of debt issuance costs		(83)	(7,630)	(83)
Payments on long-term debt			(56,550)
Proceeds from issuance of long-term debt			100,000
Proceeds from revolving line of credit	7,000		7,000	12,000
Payments on revolving line of credit				(13,088)
Decrease (increase) in restricted cash		(24)	3,975	816
Increase (decrease) in contract advances	(851)	3,094	(3,384)	3,587

Net cash provided by (used in) financing activities	6,149	2,987	15,990	13,142

Net increase (decrease) in cash and cash equivalents	1,466	(18)	(887)	(1,587)
Cash and cash equivalents, beginning of period	1,947	4,431	4,300	6,000

Cash and cash equivalents, end of period	$3,413	$4,413	$3,413	$4,413

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONDOR SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
December 31, 1999 and September 30, 2000
(Dollars and shares in thousands)
(Unaudited)

	December 31, 1999	September 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$6,000	$4,414
Restricted cash	1,969	1,153
Contracts receivable	54,285	61,317
Income tax receivable	1,647	88
Inventories	3,101	6,027
Deferred income taxes	4,356	6,596
Other current assets	707	651

Total current assets	72,065	80,246
Property and equipment, net	7,528	8,236
Purchased technology rights, net	575	3,623
Deferred income taxes	1,763	1,763
Other assets, net	8,512	8,273

Total assets	$90,443	$102,141

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Bank borrowings	$17,088	$16,000
Accounts payable	13,568	9,756
Accrued expenses	12,275	18,707
Customer contract advances	1,010	4,597

Total current liabilities	43,941	49,060
Subordinated notes	100,000	100,000

Total liabilities	143,941	149,060

Commitments and contingencies
Redeemable preferred stock, par value $100
Authorized: 10,000 shares
Series A shares: 300 designated; 104 shares issued and outstanding in 2000		10,744
Common stock, par value $1.00
Authorized: 130,000 shares;
Class A shares: 60,000 designated; 21,408 issued and outstanding	21,408	21,408
Class B shares: 10,000 designated; 2,551 issued and outstanding	2,551	2,551
Class C shares: 60,000 designated; 26,949 issued and outstanding	26,949	26,949
Notes receivable for stock	(1,179)	(1,348)
Deferred stock compensation		(267)
Retained earnings (accumulated deficit)	(13,112)	(16,841)
Distribution in excess of net book value	(90,115)	(90,115)

Total shareholders’ deficit	(53,498)	(57,663)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$90,443	$102,141

The accompanying notes are an integral part of the consolidated condensed financial statements

.

CONDOR SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars and shares in thousands)
(Unaudited)

Note 1.   Basis of Presentation

             The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as and should be read in conjunction with the Company’s prospectus dated October 4, 2000 on Form S-1 and the audited consolidated financial statements included therein.

             In the opinion of management, these consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The interim results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

             Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the three and nine month periods ended September 30, 1999 and 2000, there are no material differences between comprehensive income and net income.

Note 2.   Disclosure of Significant Risks and Uncertainties

  Financial Leverage and Liquidity:

             We incurred a significant amount of debt in connection with the 1999 Recapitalization. The level of indebtedness could have significant impact on how we operate, requires substantial debt service requirements that limit the amount of cash flow available for other operating and investing activities and exposes us to interest rate fluctuations. The level of indebtedness could also limit our ability to obtain additional financing. In addition, the credit facilities have certain restrictive covenants that are described in the Company’s audited consolidated financial statements referred to above.

             On February 9, 2000, we entered into an amendment of our revolving credit facility. The terms of the amendment are described in detail in the Company’s Consolidated Financial Statements for the year ended December 31, 1999. Concurrent with this amendment, we, Donaldson Lufkin & Jenrette Securities Corporation (“DLJ”) and Behrman Capital L.P. (“Behrman”) entered into a preferred stock subscription agreement. Under the terms of this subscription agreement, DLJ and Behrman invested an additional $10,000 in us through the purchase of a new series of preferred stock. This preferred stock will be non-voting, redeemable in 2010 and pay dividends at an annual rate of 15%. For the first five years, these dividends will be paid in stock and thereafter the dividends are to be paid in cash. In addition, each preferred stock investor will receive their pro-rata right to detachable warrants for an aggregate of 3,100 shares of Class C common stock. These warrants have an exercise price of $0.01 per share through 2010. The other shareholders were offered the opportunity to purchase their pro-rata portion of the preferred stock offering. This second subscription agreement closed during the second quarter of 2000. We raised an additional $377 in proceeds from this second subscription.

  Contracts and Contract Revenue Recognition:

             Most of the contracts that we enter into are fixed price. This means that we are exposed to cost overruns if we encounter difficulties in meeting the contractual delivery schedule or technical specifications for our systems, or experience variances in our actual costs from our estimates. Conversely, we benefit from any cost under runs if we experience positive variances in our actual costs from our estimates or encounter less difficulty than expected in meeting the contractual delivery schedule or technical specifications.

             Revenues for long-term contracts are accounted for under the percentage-of-completion (cost-to-cost) method. Under this method, all contract costs are charged to operations as incurred and revenues are recognized based on costs incurred plus the estimated contract profit margin. These estimated contract profit margins are determined on a contract-by-contract basis based on the Company’s estimates of total revenue and cost at completion for each contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revision are recorded in the accounting period in which the revisions are made using the cumulative catch-up method. Losses on contracts are recorded in full as they are identified.

  Government Oversight:

             As a government contractor, we are subject to government oversight. The U.S. Government routinely audits and reviews our business and accounting practices and our proposals, contract performance and cost accounting. If it is determined that we did not comply with the U. S. Government procurement regulations and practices, we could be subject to claims, fines or be suspended from bidding on new government contracts. Historically, we have been in compliance with the U.S. Government procurement regulations and practices, successfully defended our actions or settled any claims, fines or inquiries without material adverse effect to our business and financial results or condition. We believe there are no pending audits or reviews that are likely to have a material adverse effect upon our financial results or condition.

  Concentrations:

             We operate in a single industry segment encompassing the electronic intelligence, electronic support measures, electronic counter measures and threat warning market niches in the electronic warfare industry. This industry is closely tied to the military defense budgets of the U.S. Government and its allies. Any significant changes in the funding of certain programs, platforms or the overall level of the military defense budgets or the programs could impact us. In addition, the international markets are subject to additional risks including political instability, restrictive trade policies and U.S. export laws and regulations.

  Litigation:

             We are also involved in other routine legal and administrative proceedings that arise from the normal conduct of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial results or condition.

Note 3.   Other Costs

             In January 1999, we announced a decision to close our facilities located in Sterling, Virginia. We have recognized approximately $925 of other costs during the first quarter of 1999. This provision includes severance, facility costs, closure costs and other potential contractual claims. During the fourth quarter of 1999, we reclassified $200 of our provision that was related to the contractual claims to contract costs. We closed the facility in 1999 and anticipate that all significant claims will be settled during 2000.

             In April 1999, we consummated the 1999 recapitalization. In connection with the 1999 recapitalization, we incurred various costs and expenses that approximated $21,432 (pre-tax), including $18,000 of total fees and expenses. Approximately $10,871 was due to general fees and expenses and $7,129 was related to fees and expenses of shareholders. Of the total fees and expenses, $10,024 was expensed during the second quarter of 1999 and the remaining $7,976 was capitalized as deferred financing costs. These deferred financing fees will be amortized over ten years, the term of the notes. In addition to these fees and expenses, we have charged approximately $2,012 of deferred financing costs, $654 of unamortized debt discount related to stock warrants and $766 stock compensation costs related to terminated stock operations during the second quarter of 1999. As a result, we recorded pre-tax charges of $8,754 for Recapitalization and $4,189 for debt repurchase costs during the second quarter of 1999. The costs associated with the early extinguishment of debt have been reflected as an extraordinary item in the financial statements. In addition, we had recorded a $513 pre-tax charge during the fourth quarter of 1998 related to abandoned acquisition costs.

             During the third quarter of 1999, we incurred various costs and expenses that approximated $250 (pre-tax) in connection with conducting our due diligence related to several potential acquisitions, the largest of which was the government based business units of Stanford Telecommunications, Inc. We terminated our letters of intent due to various operating and financing considerations. We have charged these costs to operations during the third quarter of 1999.

             During the first quarter of 2000, the Board of Directors elected to terminate the employment agreement of the President and Chief Executive Officer, without cause. Pursuant to the terms of our employment agreement with him, we recognized approximately $1,500 in severance related costs during the first quarter of 2000. The severance package will be paid over a two-year period commencing July 1, 2000.

Note 4.   Acquisitions

             In November 1999, we entered into a letter of intent to acquire substantially all of the assets of Andrew SciComm, Inc., a subsidiary of the Andrew Corporation, for a purchase price of $4,500 plus an additional $1,500 upon the receipt of export licenses for two international contracts. In addition, the seller will be entitled to royalty payments equal to 5% of the annual contract payments received in excess of $8,000 during 2000 and 2001. This acquisition was consummated on February 29, 2000, and was accounted for under the purchase method of accounting.

Note 5.   Additional Financial Data

             Contract receivables are summarized as follows:

	December 31, 1999	September 30, 2000

Billed	$15,821	$14,789
Unbilled	38,464	46,528

	$54,285	$61,317

             Inventories are summarized as follows:

	December 31, 1999	September 30, 2000

Raw materials	$881	$3,109
Work in progress	2,220	2,918

	$3,101	$6,027

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             We are one of the world’s leading providers of technologically advanced signal collection and specialized electronic countermeasure products and systems in the EW industry. We supply a complete line of integrated systems, subsystems and products. These products are used to intercept, identify, locate and analyze radar signals for a variety of military needs, including intelligence, reconnaissance, surveillance, precision targeting, situational awareness and threat warning. Our products and systems are used on high profile airborne, shipboard and ground based platforms. We have established long-term relationships with a wide variety of customers and supply our products and systems to all of the U.S. intelligence agencies and military services and a number of foreign governments in countries such as Japan, Norway, Sweden and Taiwan. We also supply the major domestic prime defense contractors such as Lockheed Martin, Raytheon and Boeing and other defense contractors worldwide. Our products and systems are used in the following program categories: (1) Airborne Electronic Intelligence Systems; (2) Airborne Electronic Support Measures Systems; (3) Ground and Range Systems; (4) Ocean Systems; and (5) Specialized Electronic Countermeasures.

             In recent years, we have acquired Andrew SciComm, Inc., a subsidiary of Andrew Corporation; Signal Sciences, Inc., a subsidiary of Allen Telecom; the electronic warfare product line of ARGOSystems, Inc., a subsidiary of Boeing; the Electronic Systems division of the Whittaker Corporation; and the Microwave Surveillance Systems division of the Watkins-Johnson Company. These acquisitions provide us with opportunities to market complementary products, expand our installed base and achieve significant cost savings by spreading our overhead over a larger base of contracts. Since the pricing of our domestic sole source contracts is partially based on our costs, we expect to pass on a portion of these cost savings to our customers over time. However, we believe this reduction in our costs will make us more price competitive for our future contracts.

             Substantially all of our products and systems are sold under multi-year development and production programs to agencies of the U.S. Government, to foreign government agencies or to prime contractors or subcontractors thereof. U.S. Government contracts are awarded either on a competitive bid basis or on a negotiated sole source procurement basis. Contracts awarded on a competitive bid basis, which are typically development programs, involve several competitors bidding on the same program with the contract usually being awarded based upon such factors as price, technical, program management capabilities and performance. In order to further leverage our existing programs, secure new programs and grow our business by developing next generation systems, we often aggressively compete on development programs by pursuing a low price bidding strategy. Accordingly, such development programs are typically unprofitable or break-even after allocating overhead, administrative and other indirect costs. Such development programs generally provide future opportunities for higher margin follow-on sole source business. Negotiated sole source procurement, which comprises most of our domestic contracts, is used if we are deemed by the customer to have developed proprietary equipment not available from other parties or where there is a very stringent delivery schedule. For production contracts we deliver products based on technologies and designs developed during the initial development program, which are nonetheless generally customized to our customers’ specifications.

             Under all of our U.S. Government contracts we are allowed to charge a portion of our costs to the customer as such costs are incurred and receive progress payments for those billed costs. We receive the remainder of our costs and all of our profit as we complete delivery of our products under the contract. Our international contracts are primarily awarded on a competitive basis rather than sole source. We typically receive one or more advance payments from our international customers during the initial phase of the contract, which advances range from approximately 15% to 60% of the total contract value. The advance payments are recorded as liabilities on our balance sheet as customer contract advances and reduced as work is performed. We generally provide letters of credit to guarantee our performance of the contracts. The customer may draw down on the letters of credit if we default on the contract. As we reach performance-based milestones negotiated in the contracts, the letters of credit are reduced by negotiated amounts. We receive the remaining contract payments as we meet the remaining milestones specified in the contract.

Results Of Operations

             The following table sets forth our results of operations based on the percentage relationship of certain items to contract revenues during the periods shown.

	Three months ended September 30,		Nine months end September 30,

	1999	2000	1999	2000

Contract revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses:
Contract costs	71.7	69.1	63.5	64.4

Gross margin	28.3	30.9	36.5	35.6

Technology related costs:
Research and development	5.1	3.2	5.7	4.5
Amortization of purchased technology		1.6		1.2
Selling, general and administrative	17.3	18.6	20.4	19.2
Other charges:
Recapitalization costs			13.7
Restructuring and plant closure costs			1.4	2.0
Abandoned acquisition costs	0.9		0.4

Operating income (loss)	5.0	7.5	(5.1)	8.7
Interest and other income	0.2	0.9	0.3	0.2
Interest expense	(13.7)	(16.5)	(13.2)	(16.6)

Loss before income taxes and extraordinary loss	(8.5	(8.1)	(18.0)	(7.7)
Benefit from income taxes	(1.4)	(3.3)	(3.1)	(3.1)

Loss before extraordinary loss	(7.1)	(4.8)	(14.9)	(4.6)
Extraordinary loss from debt repurchase, net of income tax benefit			(5.3)

Net loss	(7.1)%	(4.8)%	(20.2)%	(4.6)%

Three Months Ending September 30, 2000 Compared to
Three Months Ending September 30, 1999
(All numbers are expressed in thousands)

Contract Awards

             Contract awards for the three months ended September 30, 2000 were $10,466, compared to $33,878 for the three months ended September 30, 1999, a decrease of $23,412, or 69.1%. We typically are awarded a few significant contracts during the course of the year and the timing of these awards can cause significant fluctuations in the results of any interim period. Protracted negotiations with some of our customers and continued delays in export license issuances were the primary contributing factors to this decrease in the third quarter of 2000 when compared to the third quarter of 1999. This decrease in contract awards was reflected in all of our program categories, namely Airborne Electronic Support Measure systems, Airborne Electronic Intelligence systems, Ground and Range systems, Ocean systems and Specialized Electronic Counter Measures systems. These decreases were only partially offset by an increase in Spares and Repairs contract awards.

             The percentage of contract awards derived from international awards was approximately 10.6% and 61.7% of the total contract awards for the third quarter of 1999 and 2000, respectively. This percentage increase in international awards resulted primarily from significant Ocean systems and Spares and Repairs contract awards during the third quarter of 2000.

Contract Revenues

             Contract revenues for the three months ended September 30, 2000 were $24,420 compared to $26,738 for the three months ended September 30, 1999, a decrease of $2,318, or 8.7%. The decrease in contract revenues in the third quarter of 2000 when compared to the third quarter of 1999 is primarily due to our ability to accelerate the start of some of our new contracts and the related contract revenues into the second quarter of 2000 and to a lesser degree the diversion of some of our engineering personnel into non-program activities. The decrease in contract revenues was also due to decreased contract revenues from our Airborne Electronic Support Measure systems and Spares and Repairs that were substantially offset by increases in Airborne Electronic Intelligence systems, Ground and Range systems, Ocean systems and Specialized Electronic Counter Measure systems.

             The percentage of contract revenues that were derived from sole source contracts for the third quarter of 2000 and 1999 was approximately 90.5% and 84.3%, respectively. The percentage of sole source contract revenues increased in the third quarter of 2000 primarily due to increased activities on our Ocean Systems programs. On an annual basis, we expect that the percentage of sole source revenues will decline to levels consistent with prior years.

             The percentage of contract revenues that were derived from international sales for 2000 and 1999 was approximately 45.4% and 27.0%, respectively. The percentage of contract revenues that were derived from international sales increased due to activities on our programs involving Ocean systems and Ground and Range systems.

             During the third quarter of 2000 and 1999, approximately 99.0% and 97.8%, respectively, of contract revenues were derived from fixed price contracts. The remaining contracts were primarily time and material and, to a lesser extent, cost plus contracts.

             During the third quarter of 2000, our largest program represented approximately 21.1% of contract revenues and no other program represented more than 13.4% of contract revenues for the quarter. By comparison, in the third quarter of 1999, our largest program represented approximately 12.6% of contract revenues and no other program represented more than 12.0% of contract revenues for the quarter. These concentration percentages will fluctuate during any quarter due to the timing of manufacturing and delivery of products under various contracts. On an annual basis, we expect that the concentration percentages will be consistent with prior years.

Gross Margin

             Gross margin for the three months ended September 30, 2000 was $7,539 compared to $7,582 for the three months ended September 30, 1999, a decrease of $43, or 0.1%. Gross margin as a percent of contract revenues increased from 28.3% in 1999 to 30.9% in 2000.

             The lower than usual margin in the third quarter of 1999 reflects the impact of upward revisions of our cost estimates for some of our development programs. These cost increases primarily related to software development costs for these programs. Our margins in the third quarter of 2000 reflect an increased level of effort on major development programs and continued moderation in the leveraging of our fixed overhead costs. We anticipate that the increased level of effort on lower margin development programs will continue throughout the year and that our annual gross margin will decrease as a percentage of contract revenues.

             Our gross margin will continue to fluctuate in the future due to factors inherent in the government contracting business. These factors include the timing of the incurrence of direct costs and the leveraging of fixed overhead costs over a greater volume of contract revenues and the mix of production and development programs. In addition, our acquisitions may cause our gross margins to fluctuate due to inherent differences in the cost structures of the acquired companies and their programs and our ability to integrate these businesses.

Research and Development

             The aggregate expense for research and development activities during the three months ended September 30, 1999 and 2000 is summarized as follows:

	1999	2000

	(dollars in thousands)
Research and development	$1,370	$786
Amortization of purchased technology	0.0	399
Contract related research and development expenses	3,320	5,066

Total research and development activities	$4,690	$6,251

Percent of contract revenues	17.5%	25.6%

             Internally funded research and development decreased from $1,370 for the third quarter in 1999 to $786 for the third quarter in 2000. The spending is primarily as a result of continued development costs in connection with our New Technology Electronic Support Measures systems. The amortization of purchased technology in the third quarter of 2000 is primarily related to the signal processing systems acquired from ARGOSystems and Allen Telecom in 1999 and Andrew Corporation in 2000. The increase in research and development expense incurred in connection with long-term fixed price contracts, which is reflected in contract costs, primarily relates to development of multi-channel processor systems and new technology electronic support measures systems. We anticipate that we will continue to allocate substantial funds to research and development activities in the near future.

Selling, General and Administrative

             Selling, general and administrative expenses for the three months ended September 30, 2000 were $4,531 compared to $4,627 for the three months ended September 30, 1999, a decrease of $96, or 2.1%. Selling, general and administrative expenses as a percentage of contract revenues increased to 18.6% in the third quarter of 2000 from 17.3% in the third quarter of 1999. The modest dollar decrease in selling, general and administrative expenses is primarily attributable to decreases in marketing costs associated with obtaining Congressional approval of Year 2000 budget plus-ups in 1999 that were offset by increases in incentive compensation accruals. The percentage increase is primarily attributable to lower than expected contract revenues for the third quarter of 2000.

Other Charges

             During the third quarter of 1999, we incurred various costs and expenses that approximated $250 for our due diligence and other acquisition activities that related to several potential acquisitions, the largest of which was the government based business units of Stanford Telecommunications, Inc. We terminated our letters of intent with the acquisition targets due to various operating and financing considerations. We have charged these costs to operations during the third quarter of 1999.

Interest and Other Income

             Interest and other income were $59 and $219 in the three months ended September 30, 1999 and 2000, respectively. The amounts reflect the investment income derived from the short-term investment of our cash balances as well as other income items.

Interest Expense

             Interest expense for the three months ended September 30, 2000 was $4,023 compared to $3,661 for the three months ended September 30, 1999. Interest expense as a percentage of contract revenues increased from 13.7% in 1999 to 16.5% in 2000. This increase is primarily due to increased levels in our outstanding debt primarily as a result of the 1999 recapitalization, increased usage of our credit facility and penalty interest associated with the senior subordinated notes.

Provision for Income Taxes

             The benefit that we recognized for income taxes in the three months ended September 30, 2000 was $800 compared to a benefit of $358 for the three months ended September 30, 1999.

             Our effective tax rate was 15.8% in 1999 and 40.4% in 2000. Our effective tax benefit for the third quarter of 2000 is higher than the federal statutory rate due to a valuation allowance for investment tax credits released by operating loss carry backs and state tax benefit. Our effective tax rate benefit for the third quarter of 1999 is lower than the federal statutory rate primarily due to the 1999 Recapitalization costs that were only partially offset by the state tax benefit.

Net Loss

             Our net loss decreased $728 to $1,181 for the three months ended September 30, 2000 compared to a net loss of $1,909 for the three months ended September 30, 1999. The decrease in our net loss was primarily due to improvements in our gross margin, decreases in technology related costs and increases in our effective tax benefit that were partially offset by increases in our interest expense.

Nine Months Ending September 30, 2000 Compared to
Nine Months Ending September 30, 1999

Contract awards

             Contract awards for the nine months ended September 30, 2000 were $86,440 compared to $61,902 for the nine months ended September 30, 1999, an increase of $24,538, or 39.6%. We typically are awarded a few significant contracts during the course of the year and the timing of these awards can cause significant fluctuations in the results of any interim period. This increase in contract awards is primarily due to the impact of the 2000 budget “plus-ups” that we have received, our continued efforts to market New Technology Electronic Support systems and acquisitions. The increase in contract awards was primarily related to our Specialized Electronic Counter Measure systems, Ocean systems and Ground and Range systems contract awards. These increases were only partially offset by decreases in our Airborne Electronic Support Measure systems, Airborne Electronic Intelligence systems and Spares and Repairs contract awards.

             The percentage of contract awards derived from international awards was approximately 21.2% and 43.6% of the total contract awards for the nine months ended September 30, 1999 and 2000, respectively. This percentage increase of international awards resulted primarily from the significant Ocean systems, Ground and Range systems and Spares and Repairs contract awards during this year.

Backlog

             We had funded backlog at September 30, 2000 of $69,362 compared to a funded backlog of $60,924 at September 30, 1999. Approximately 61.8% and 33.7% of our backlog for 2000 and 1999, respectively, was derived from domestic contracts. The increase in backlog from 1999 reflects the increase in the amount of new contract awards and fluctuations in the timing of the receipt of the new contract awards.

Contract Revenues

             Contract revenues for the nine months ended September 30, 2000 were $73,090 compared to $63,832 for the nine months ended September 30, 1999, an increase of $9,258, or 14.5%. The increase in contract revenues in the first nine months in 2000 is primarily a reflection of the increased levels of contract awards during the third and fourth quarters of 1999 and the first quarter of 2000. The increase in contract revenues was primarily due to increased contract revenues from our Airborne Electronic Intelligence systems, Ground and Range systems, Ocean systems, Specialized Electronic Counter Measures systems and Spares and Repairs that were substantially offset by decreases in Airborne Electronic Support Measure systems.

             The percentage of contract revenues that were derived from sole source contracts for the nine months ended September 30, 2000 and 1999 was approximately 83.3% and 73.0%, respectively. The percentage of sole source contract revenues increased in the first nine months of 2000 primarily due to increased activities on our Ocean systems programs. On an annual basis, we expect that the percentage of sole source revenues will decline slightly from prior years.

             The percentage of contract revenues that were derived from international sales for 2000 and 1999 was approximately 39.9% and 34.6%, respectively. The percentage of contract revenues that were derived from international sales increased due to activities on our programs involving Ocean systems and Ground and Range systems.

             During the nine months ended September 30, 2000 and 1999, approximately 95.4% and 97.0%, respectively, of contract revenues were derived from fixed price contracts. The remaining contracts were primarily time and material and, to a lesser extent, cost plus contracts.

             For the nine months ended September 30, 2000, our largest program represented approximately 14.7% of contract revenues and no other program represented more than 7.3% of contract revenues for the nine months. By comparison, for the nine months ended September 30, 1999, our largest program represented approximately 11.1% of contract revenues and no other program represented more than 10.9% of contract revenues for the nine months.

These concentration percentages are higher during any interim period due to the timing of manufacturing and delivery of products under various contracts. On an annual basis, we expect that the concentration percentages will be consistent with prior years.

Gross Margin

             Gross margin for the nine months ended September 30, 2000 was $26,054 compared to $23,321 for the nine months ended September 30, 1999, an increase of $2,733, or 11.7%. Gross margin as a percent of contract revenues decreased from 36.5% in 1999 to 35.6% in 2000.

             The higher than normal margins for the first nine months of 1999 reflect the concentration of efforts on production programs that have higher gross margins than development programs and increased internal funding of research and development efforts. The benefit of this program mix has been reduced by $5,300 in increased cost revisions related to software development costs on certain development programs. These programs involve significantly more complex development efforts than our prior programs. Our margins in the first nine months of 2000 reflect an increased level of effort on development programs and continued moderation in the leveraging of our fixed overhead costs. We anticipate that the increased level of effort on development programs will continue throughout the year and that our annual gross margin will decrease as a percentage of contract revenues.

             Our gross margin will continue to fluctuate in the future due to factors inherent in the government contracting business. These factors include the timing of the incurrence of direct costs and the leveraging of fixed overhead costs over a greater volume of contract revenues and the mix of production and development programs. In addition, our acquisitions may cause our gross margins to fluctuate due to inherent differences in the cost structures of the acquired companies and their programs and our ability to integrate these businesses.

Research and Development

             We provide our customers with high-performance, cost effective products that are based upon state-of-the-art technology. We are committed to maintaining leading technology through a sustained investment in new product development as well as the enhancement of existing applications. Historically, our technology has been developed through research and development incurred in connection with long-term development contracts, a substantial portion of which was effectively funded by our customers, as well as through acquisitions and from internally funded research and development.

             The aggregate expense for research and development activities for the nine months ended September 30, 1999 and 2000 is summarized as follows:

	1999	2000

	(dollars in thousands)
Research and development	$3,632	$3,270
Amortization of purchased technology	0.0	905
Contract related research and development expenses	8,695	11,922

Total research and development activities	$12,327	$16,097

Percent of contract revenues	19.3%	22.0%

             Internally funded research and development decreased from $3,632 for the nine months ended September 30, 1999 to $3,270 for the nine months ended September 30, 2000, primarily as a result of development costs in connection with our New Technology Electronic Support Measures systems. The amortization of purchased technology in the first nine months of 2000 is primarily related to the signal processing systems acquired from ARGOSystems and Allen Telecom in 1999 and Andrew Corporation in 2000. The increase in research and development expense incurred in connection with long-term fixed price contracts, which is reflected in contract costs, primarily relates to development of multi-channel processor systems and new technology electronic support measures systems. We anticipate that we will continue to allocate substantial funds to research and development activities in the future.

Selling, General and Administrative

             Selling, general and administrative expenses for the nine months ended September 30, 2000 were $14,017 compared to $13,018 for the nine months ended September 30, 1999, an increase of $999, or 7.7%. Selling, general and administrative expenses as a percentage of contract revenues declined to 19.2% in the nine months ended September 30, 2000 from 20.4% in the nine months ended September 30, 1999. The dollar increase in selling, general and administrative expenses is primarily attributable to increases in certain incentive compensation accruals and marketing costs. The percentage decrease is primarily attributable to higher contract revenues for the first nine months of 2000.

Other Charges

             In January 1999, we announced a decision to close our facilities located in Sterling, Virginia. We have recognized approximately $925 of other costs during the first quarter of 1999. This provision includes severance, facility costs, closure costs and other potential contractual claims. During the fourth quarter of 1999, we reclassified $200 of our provision that was related to the contractual claims to contract costs. We closed the facility in 1999 and anticipate that all significant claims will be settled during 2000.

             In April 1999, we consummated the 1999 Recapitalization. In connection with the 1999 Recapitalization, we incurred various costs and expenses that approximated $21,432 (pre-tax), including $18,000 of total fees and expenses. Approximately $10,871 was due to general fees and expenses and $7,129 was related to fees and expenses of shareholders. Of the total fees and expenses, $10,024 was expensed during the second quarter of 1999 and the remaining $7,976 was capitalized as deferred financing costs. These deferred financing fees will be amortized over ten years, the term of the notes. In addition to these fees and expenses, we have charged approximately $2,012 of deferred financing costs, $654 of unamortized debt discount related to stock warrants and $766 stock compensation costs related to terminated stock operations during the second quarter of 1999. As a result, we recorded pre-tax charges of $8,754 for recapitalization and $4,189 for debt repurchase costs during the second quarter of 1999. The costs associated with the early extinguishment of debt have been reflected as an extraordinary item in the financial statements. In addition, we had recorded a $513 pre-tax charge during the fourth quarter of 1998 related to abandoned acquisition costs.

             During the third quarter of 1999, we incurred various costs and expenses that approximated $250 (pre-tax) in connection with conducting our due diligence related to several potential acquisitions, the largest of which was the government based business units of Stanford Telecommunications, Inc. We terminated our letters of intent due to various operating and financing considerations. We have charged these costs to operations during the third quarter of 1999.

             During the first quarter of 2000, the Board of Directors elected to terminate the employment agreement of the President and Chief Executive Officer, without cause. Pursuant to the terms of our employment agreement with him, we recognized approximately $1,500 in severance related costs during the first quarter of 2000. The severance package will be paid over a two-year period commencing July 1, 2000.

Interest and Other Income

             Interest and other income decreased to $172 in the first nine months of 2000 from $233 in 1999. This increase reflects the investment income derived from the short-term investment of our cash balances as well as other income items.

Interest Expense

             Interest expense for the nine months ended September 30, 2000 was $12,135 compared to $8,444 for the nine months ended September 30, 1999. Interest expense as a percentage of contract revenues increased from 13.2% in 1999 to 16.6% in 2000. This increase is primarily due to increased levels in our outstanding debt primarily as a result of the 1999 Recapitalization, increased usage of our credit facility and liquidated damages of $600 associated with the senior subordinated notes. Approximately $210 of the liquidated damages has been paid to the holders of the old notes and the balance will be paid in November 2000.

Provision for Income Taxes

             The benefit that we recognized for income taxes in the nine months ended September 30, 2000 was $2,240 compared to a benefit of $1,950 for the nine months ended September 30, 1999.

             Our effective tax rate was 17.0% in 1999 and 40.0% in 2000. Our effective tax benefit for the first nine months of 2000 is higher than the federal statutory rate due to a valuation allowance for investment tax credits released by operating loss carry backs and state tax benefit. Our effective tax rate benefit for the first nine months of 1999 is lower than the federal statutory rate primarily due to the 1999 Recapitalization costs that was only partially offset by the state tax benefit. A substantial portion of these costs is not deductible for tax purposes.

             We had substantial tax credit and operating loss carry forwards as of December 31, 1999. We have recognized the benefit of the operating loss carry forwards for financial statement purposes. However, we have provided a valuation allowance for the federal and state tax credit carry forwards for financial statement purposes because we anticipate that we will be limited in the use of these tax credit carry forwards due to minimum tax and credit limitations. As a result, we anticipate that we will continue to have cash requirements for our taxes even though these carry forwards exist.

Net Loss

             Our net loss decreased $9,545 to $3,361 for the first nine months of 2000 compared to a net loss of $12,906 for the first nine months of 1999. The decrease in the net loss was primarily due to increases in our contract revenues, gross margin and tax benefits and decreases in other charges and operating expenses that were partially offset by increases in our interest expense.

Financial Condition and Liquidity

             Our principal sources of liquidity are cash flow from operations and borrowings under the senior secured credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements and acquisitions. We can also use our available borrowings under the senior secured credit facility to support our letter of credit obligations related to international contracts.

             In connection with the 1999 recapitalization, we issued an aggregate of $100,000 of 11 7/8% Series A senior subordinated notes that are due in full in May 2009. The notes are unsecured obligations that are junior to the senior secured credit facility and any other senior indebtedness. Interest on the notes is payable semi-annually in May and November. The notes contain customary covenant and events of default, including covenants that limit our ability to incur additional indebtedness or leases, create liens, pay dividends, purchase or redeem capital stock, make certain investments, sell assets or effect a merger or consolidation. The note holders may require us to purchase the notes if there is a change in control. In addition, we may elect to redeem these notes under certain circumstances.

             In connection with the 1999 recapitalization, we entered into a senior secured credit facility that has a total capacity of $50,000, provides for loans and letters of credit and has a five-year term to April 2004. Through February 9, 2000, the loans under the senior secured credit facility bore interest, at our option, at the alternate base rate plus 2.25% or the reserve adjusted LIBOR rate plus 3.50% while the stand by and performance letter of credit fees were 3.50%, trade letter of credit fees were 1.75% and the commitment fee was 1.50% per annum on the daily average unused portion of the facility.

             As described earlier, we experienced a decline in contract awards due to unanticipated funding and contracting bottlenecks, export license delays and system delivery delays on certain key programs during 1999. This decline in contract awards, system delivery delays on certain key programs and the upward revisions of our cost estimates for some of our development programs have all contributed to a decrease in contract revenues and the related margins during 1999. We believe that these factors have continued to impact our profitability through the year 2000. As a result, while we believe that we will be able to continue to meet our regularly scheduled debt service obligations, working capital requirements and capital expenditures, we anticipated that we would not comply with certain financial covenants of our senior secured credit facility primarily related to our leverage ratios at December 31, 1999. We further anticipated that we would not comply with these financial ratio requirements through the year 2000.

             We commenced negotiations to amend the senior secured credit facility with our lenders during 1999 and concluded those negotiations on February 9, 2000. Pursuant to the amendment, subsequent to February 9, 2000, the applicable margins over the prime rate and LIBOR increased to 2.75% and 4.0%, respectively, while the standby letters of credit increased to 4.0%, trade letter of credit fees increased to 2.0% and the commitment fee on the unused portion of the senior secured credit facility increased to 2.0% per annum. These increased margins and commitment fees can decrease based upon reduction in net funded indebtedness leverage ratios. In addition, we agreed to additional restrictions on the utilization of the revolving credit facility for acquisition financing and to limit the availability of loans under the revolving credit facility to a borrowing base. We were in compliance with all of the covenant requirements, as amended, as of December 31, 1999 and September 30, 2000.

             We had approximately $16,000 in loans outstanding and additional loan availability of $9,592 under the senior secured credit facility at September 30, 2000. We have reduced our borrowings since December 31, 1999, since we were required to utilize $10,000 in proceeds from the issuance of a new series of preferred stock to pay down the loans outstanding under the senior secured credit facility. In addition, we had standby letters of credit outstanding that aggregated approximately $26,407 at September 30, 2000.

             On February 9, 2000, concurrent with the amendment of our senior secured credit facility, we, DLJ and Behrman entered into a preferred stock subscription agreement. Under the terms of this subscription agreement, DLJ and Behrman invested an additional $10,000 in us through the purchase of a new series of preferred stock. As described earlier, the proceeds were used to pay down the senior secured credit facility. This preferred stock is non-voting, redeemable in 2010 and pays dividends at an annual rate of 15%. For the first five years, these dividends may be paid in stock and thereafter the dividends are to be paid in cash. In addition, each preferred stock investor will receive their pro-rata right to detachable warrants for an aggregate of 3,100 shares of Class C common stock. These warrants have an exercise price of $0.01 per share through 2010. The other shareholders were offered the opportunity to purchase their pro-rata portion of the preferred stock offering. This second subscription agreement closed during the second quarter of 2000. We raised an additional $377 in proceeds from this second subscription.

             We anticipate that we will spend approximately $1,800 - $2,000 on capital expenditures in 2000, which is slightly higher than our historical spending levels. The senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted under the senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and businesses of our continuing operations.

             We anticipate that interest expense will increase substantially as a result of the 1999 recapitalization and the financing costs associated with future acquisitions. We are actively considering acquisitions that complement or expand our business or that will enable us to expand into new markets. On February 29, 2000, we acquired substantially all of the assets of Andrew SciComm, Inc., a subsidiary of the Andrew Corporation, for a purchase price of $4,500 plus an additional $1,500 upon the receipt of export licenses for two international contracts. We utilized the proceeds from borrowings under the senior secured credit facility to consummate this transaction.

             Additional acquisitions may cause us to lose our small business status under the Federal Acquisition Regulations. Under these regulations, we are deemed to be small business as long as we continue to maintain fewer than 750 employees and principally sell products that are classified under the Standard Industrial Classification Code 3812. The primary benefit that we receive from the small business status relates to certain financing advantages in that we are allowed to bill U.S. customers for 90% of our incurred costs as progress payments, whereas larger businesses can bill only 75% of their costs as progress payments. Given our strategy of continuing to pursue acquisitions, we expect that we will lose our small business status within the next two years. The loss of this advantage will negatively impact our liquidity and increase our working capital requirements. Based on our current estimates, our working capital requirements for 1999 would have increased by approximately $4,800 if we had not had this advantage during 1999.

             We anticipate that our operating cash flow, together with borrowings under the senior secured credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled principal payments, to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance. General economic, financial, competitive, legislative, regulatory, business and other factors beyond our control may affect our future operating performance.

             From time to time we will continue to explore additional auxiliary financing methods and other means to lower our cost of capital which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any such additional financing will be available to us on acceptable terms.

             Working capital was $31,186 at September 30, 2000, compared to $28,124 at December 31, 1999. We believe that we will continue to require working capital consistent with past experience and that the current levels of working capital, together with borrowings available under the senior secured credit facility, will be sufficient to meet expected liquidity needs in the near term.

             We utilized $7,204 in operating cash flow for the nine months ended September 30, 2000 compared to $13,920 in operating cash flow for the nine months ended September 30, 1999. The fluctuations in our operating cash flow are primarily the result of changes in the levels of our contract receivables, other charges and increases in our financing costs. The level of our contract receivables has increased by approximately $7,032 as compared to December 31, 1999 and $10,760 as compared to September 30, 1999. This increase in contract receivables principally relates to our acquisitions, system delivery delays and continued delays in certain development programs. The growth in our contract receivables began to moderate in the first six months of 2000, continued to grow during the third quarter of 2000 and is expected to level off during the fourth quarter of 2000. We anticipate that the level of contract receivables will remain at these higher levels during the first half of 2001 and begin to return to lower levels during the second half of 2001 as we complete shipments on certain programs that have significant milestone payments or complete system deliveries. We utilized a significant amount of operating cash in the second quarter of 1999 due to the other charges related to the 1999 recapitalization. These other charges approximated $21,432 and utilized approximately $19,200 in cash flow, after tax benefits.

             We utilized $7,525 in investing activities in the first nine months of 2000 compared to $2,957 in 1999. These investing activities primarily related to capital expenditures and acquisitions. The investing levels primarily change from period to period as the result of spending on acquisitions. We acquired SciComm in the first nine months of 2000 and ARGOSystems in the first nine months of 1999. There were not any significant capital commitments at September 30, 2000. We continually monitor our capital spending in relation to current and anticipated business needs. Our operations typically do not require large capital expenditures, and we anticipate that capital spending will remain relatively consistent except for requirements related to acquisitions.

             Our financing activities provided cash of $13,142 in the first nine months of 2000 compared to the $15,990 in cash provided by our financing activities in the first nine months of 1999. The cash provided by our financing transactions in 2000 is primarily related to the proceeds from the preferred stock offering and bank borrowings, increases in customer advances and decreases in our restricted cash. These sources of financing were primarily offset by the repurchase of common stock and a pay down of our bank borrowings. The cash provided by our financing activities in 1999 is primarily related to the 1999 recapitalization, bank borrowings and decreases in our restricted cash that was partially offset by decreases in customer advances.

Effect of Inflation; Seasonality

             We do not believe that inflation has had a material impact on our financial position or results of operations.

             Our operating performance frequently varies significantly from period to period, depending on the contract type, export sales and, in particular, the award or expiration of one or more contracts and the timing of manufacturing and delivery of products under such contracts. As a result, period-to-period comparisons may show substantial increases and decreases in contract revenues that are not necessarily representative of the underlying business activity and results for any given period, and may not be indicative of longer term results.

             Our business is seasonal, in part, as a result of U.S. Government spending patterns, with most U.S. Government contract awards being received in the third and fourth quarters. The timing of the receipt of domestic awards has a corresponding impact on the timing of contract performance and contract revenues. There is not a significant seasonality trend in international contract awards. During 1997, 1998 and 1999, an average of 60.4% of contract revenues and 60.7% of EBITDA was generated in the third and fourth quarters, in each case with significantly greater portions in the fourth quarter.

Forward Looking Statements

             This Form 10-Q contains statements that, to the extent that they are not recitations of historical fact, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities exchange Act. The words “believe,” “estimate,” “anticipate, “project,” “plan,” “intend,” “expect,” and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions and other charges. Readers are cautioned not to place undue reliance on these forward looking statements that speak only as of the date of the Form 10-Q. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances and changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated by the forward looking statements, see the Offering Memorandum and Registration Statement. These discussions include, but are not limited to, the discussion of Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Annual Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             We have financial instruments that are subject to interest rate risk, principally short- term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments. Based on the current holdings of short-term investments at September 30, 2000, the exposure to interest rate risk is not material. The fixed rate debt obligations issued by us are generally not callable until maturity.

             We are also subject to foreign currency exchange rate risk relating to receipts from customer and payments to supplier in foreign currencies.

             As of September 30, 2000, the amount of receipts and expenditures that are contracted in foreign currencies, and market risk exposure relating to currency exchange, is not material.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

             The Annual Meeting of Stockholders was held on August 15, 2000 in San Jose, California. Five incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	Vote For (shares)	Votes Against (shares)

Kent E. Hutchinson	45,766,064	1,852,855
Dr. Robert J. Hermann	45,766,064	1,852,855
Dr. Paul Kaminski	45,766,064	1,852,855
Noel Longuemare	45,766,064	1,852,855
William M. Matthes	45,766,064	1,852,855

Item 5.   Other Information

             Effective November 30, 2000, John L. Taft will resign from his positions as Chief Financial Officer and Secretary to pursue other interests. In connection with Mr. Taft’s separation from the Company, the Company will pay Mr. Taft $500,000 over a two year period in accordance with the provisions of Mr. Taft’s existing employment agreement. The Company will obtain a letter of credit in order to secure payment of such severance.

             Effective December 1, 2000, Fred Bassett will assume the position of Chief Financial Officer and Secretary. Mr. Bassett, has 26 years of experience in finance. Mr. Bassett served as US Operations Controller of Howmet Corporation (now a subsidiary of Alcoa) from October 1996 until November 1, 2000. From October 1994 to September 1996, Mr. Bassett served as Vice President, Finance and Administration of Northrop Grumman Norden Systems, Inc. (which was known as Westinghouse Norden Systems before Westinghouse Corporation sold Norden Systems to Northrop Grumman Corporation). Mr. Bassett received a BS from the University of Colorado.

Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

               10.2.11 Employment Agreement of Robert. E. Eisenberg

               27.1 Financial Data Schedule for the nine months ended September 30, 2000

             (b) Condor did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

CONDOR SYSTEMS, INC
Dated: November 13, 2000	By:	/s/ John L. Taft

John L. Taft Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.2.11	Employment Agreement of Robert E. Eisenberg
27.1	Financial Data Schedule for the nine months ended September 30, 2000