Form 10-Q/A
period 2000-09-30
CONDOR SYSTEMS INC; CEI SYSTEMS INC
filed 2000-11-15
CIK 779033, 1086557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

CONDOR SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
December 31, 1999 and September 30, 2000
(Dollars and shares in thousands)
(Unaudited)

	December 31, 1999	September 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$6,000	$4,414
Restricted cash	1,969	1,353
Contracts receivable	54,285	61,317
Income tax receivable	1,647	88
Inventories	3,101	6,027
Deferred income taxes	4,356	6,596
Other current assets	707	652

Total current assets	72,065	80,246
Property and equipment, net	7,528	8,236
Purchased technology rights, net	575	3,623
Deferred income taxes	1,763	1,763
Other assets, net	8,512	8,273

Total assets	$90,443	$102,141

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Bank borrowings	$17,088	$16,000
Accounts payable	13,568	9,756
Accrued expenses	12,275	18,707
Customer contract advances	1,010	4,597

Total current liabilities	43,941	49,060
Subordinated notes	100,000	100,000

Total liabilities	143,941	149,060

Commitments and contingencies
Redeemable preferred stock, par value $100
Authorized: 10,000 shares
Series A shares: 300 designated; 104 shares issued and outstanding in 2000		10,744
Common stock, par value $1.00
Authorized: 130,000 shares;
Class A shares: 60,000 designated; 21,408 issued and outstanding	21,408	21,408
Class B shares: 10,000 designated; 2,551 issued and outstanding	2,551	2,551
Class C shares: 60,000 designated; 26,949 issued and outstanding	26,949	26,949
Notes receivable for stock	(1,179)	(1,348)
Deferred stock compensation		(267)
Retained earnings (accumulated deficit)	(13,112)	(16,841)
Distribution in excess of net book value	(90,115)	(90,115)

Total shareholders’ deficit	(53,498)	(57,663)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$90,443	$102,141

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

NOTE 6.   Condensed Consolidating Financial Information

             The following summarized condensed consolidating financial information segregates CEI Systems, Inc., the subsidiary that guarantees the senior subordinated notes. Financial information related to non-guarantor subsidiaries is not presented as they are collectively immaterial.

Balance Sheets

	September 30, 1999

	Parent Company	Guarantee Subsidiary	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$3,404	$9		$3,413
Other current assets	53,143	8,153		61,296
Inter-company receivable		12,872	$(12,872)

Total current assets	56,547	21,034	(12,872)	64,709
Property & equipment, net	6,126	1,206		7,332
Investment in subsidiary	19,673		(19,673)
Other assets, net	10,543	100		10,643

Total assets	$92,889	$22,340	$(32,545)	$82,684

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities	$31,323	$4,729		$36,052
Inter-company payable	12,872		$(12,872)

Total current liabilities	44,195	4,729	(12,872)	36,052
Long term debt	100,000			100,000

Total liabilities	144,195	4,729	(12,872)	136,052
Redeemable preferred stock
Stockholder’s equity (deficit)	(51,306)	17,611	(19,673)	(53,368)

Total Liabilities, redeemable preferred stock and stockholder’s equity (deficit)	$92,889	$22,340	$ (32,545)	$82,684

Balance Sheets

	September 30, 2000

	Parent Company	Guarantee Subsidiary	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$3,679	$1,888		$5,567
Other current assets	68,914	5,765		74,679

Inter-company receivable		21,891	$(21,891)
Total current assets	72,593	29,544	(21,891)	80,246
Property & equipment, net	7,196	1,040		8,236
Investment in subsidiary	19,673		(19,673)
Other assets, net	13,605	54		13,659

Total assets	$113,067	$30,638	$(41,564)	$102,141

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities	$44,430	$4,630		$49,060
Inter-company payable	21,891		$(21,891)

Total current liabilities	66,321	4,630	(21,891)	49,060
Long term debt	100,000			100,000

Total liabilities	166,321	4,630	(21,891)	149,060
Redeemable preferred stock	10,744			10,744
Stockholder’s equity (deficit)	(63,998)	26,008	(19,673)	(57,663)

Total liabilities, redeemable preferred stock and stockholder’s equity (deficit)	$113,067	$30,638	$(41,564)	$102,141

Statement of Operations

	Nine months ended September 30, 1999

	Parent Company	Guarantee Subsidiary	Consolidating Eliminations	Consolidated Total

Contract revenues	$53,411	$10,421		$63,832
Contract costs	35,600	4,911		40,511
Technology related costs:
Research and development	3,404	228		3,632
Amortization of purchased technology
Selling, general and administrative	10,621	2,397		13,018
Other charges:
Recapitalization costs	8,754			8,754
Restructuring and plant closure Costs	925			925
Abandoned acquisition costs	250			250

Operating income (loss)	(6,143)	2,885		(3,258)
Interest and other income	233			233
Interest expense	(8,444)			(8,444)

Income (loss) before income taxes and extraordinary loss	(14,354)	2,885		(11,469)
Provision for (benefit of) income taxes	(2,440)	490		(1,950)

Income (loss) before extraordinary loss	(11,914)	2,395		(9,519)
Extraordinary loss	(3,387)			(3,387)

Net income (loss)	$(15,301)	$2,395		$(12,906)

Statement of Operations

	Nine months ended September 30, 2000

	Parent Company	Guarantee Subsidiary	Consolidating Eliminations	Consolidated Total

Contract revenues	$58,330	$14,760		$73,090
Contract costs	38,990	8,046		47,036
Technology related costs:
Research and development	2,966	304		3,270
Amortization of purchased Technology	905			905
Selling, general and administrative	10,663	3,354		14,017
Other charges:
Recapitalization costs
Restructuring and plant closure Costs	1,500			1,500
Abandoned acquisition costs

Operating income (loss)	3,306	3,056		6,362
Interest and other income	233	(61)		172
Interest expense	(12,135)			(12,135)

Income (loss) before income taxes and extraordinary loss	(8,596)	2,995		(5,601)
Provision for (benefit of) income taxes	(3,438)	1,198		(2,240)

Income (loss) before extraordinary loss	(5,158)	1,797		(3,361)
Extraordinary loss

Net income (loss)	$(5,158)	$1,797		$(3,361)

Statements of Cash Flow

	Nine months ended September 30, 1999

	Parent Company	Guarantee Subsidiary	Consolidating Eliminations	Consolidated Total

Net income (loss)	$(15,301)	$2,395		$(12,906)
Adjustments to reconcile net income to net cash provided by operating activities	505	(1,519)		(1,014)

Net cash provided by (used in) operating activities	(14,796)	876		(13,920)

Net cash provided by (used in) investing activities	(1,948)	(1,009)		(2,957)

Net cash provided by (used in) financing activities	15,990			15,990

Net increase (decrease) in cash	(754)	(133)		(887)
Cash, beginning of period	4,158	142		4,300

Cash, end of period	$3,404	$9		$3,413

Statements of Cash Flow

	Nine months ended September 30, 2000

	Parent Company	Guarantee Subsidiary	Consolidating Eliminations	Consolidated Total

Net income (loss)	$(5,158)	$1,797		$(3,361)
Adjustments to reconcile net income to net cash provided by operating activities	(3,928)	85		(3,843)

Net cash provided by (used in) operating activities	(9,086)	1,882		(7,204)

Net cash provided by (used in) investing activities	(7,232)	(293)		(7,525)

Net cash provided by (used in) financing activities	13,142			13,142

Net increase (decrease) in cash	(3,176)	1,589		(1,587)
Cash, beginning of period	5,701	299		6,000

Cash, end of period	$2,525	$1,888		$4,413

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

	Three months ended September 30,		Nine months end September 30,

	1999	2000	1999	2000

Contract revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses:
Contract costs	71.7	69.1	63.5	64.4

Gross margin	28.3	30.9	36.5	35.6

Technology related costs:
Research and development	5.1	3.2	5.7	4.5
Amortization of purchased technology		1.6		1.2
Selling, general and administrative	17.3	18.6	20.4	19.2
Other charges:
Recapitalization costs			13.7
Restructuring and plant closure costs			1.4	2.0
Abandoned acquisition costs	0.9		0.4

Operating income (loss)	5.0	7.5	(5.1)	8.7
Interest and other income	0.2	0.9	0.3	0.2
Interest expense	(13.7)	(16.5)	(13.2)	(16.6)

Loss before income taxes and extraordinary loss	(8.5)	(8.1)	(18.0)	(7.7)
Benefit from income taxes	(1.4)	(3.3)	(3.1)	(3.1)

Loss before extraordinary loss	(7.1)	(4.8)	(14.9)	(4.6)
Extraordinary loss from debt repurchase, net of income tax benefit			(5.3)

Net loss	(7.1)%	(4.8)%	(20.2)%	(4.6)%

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

Forward Looking Statements

             This Form 10-Q contains statements that, to the extent that they are not recitations of historical fact, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities exchange Act. The words “believe,” “estimate,” “anticipate, “project,” “plan,” “ intend,” “expect,” and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions and other charges. Readers are cautioned not to place undue reliance on these forward looking statements that speak only as of the date of the Form 10-Q. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances and changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated by the forward looking statements, see the Offering Memorandum and Registration Statement. These discussions include, but are not limited to, the discussion of Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Annual Consolidated Financial Statements.

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

CONDOR SYSTEMS, INC
Dated: November 13, 2000	By:	/s/ John L. Taft

John L. Taft Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.2.11	Employment Agreement of Robert E. Eisenberg *
27.1	Financial Data Schedule for the nine months ended September 30, 2000 *

______________

     *    Incorporated by reference from the 10-Q previously filed November 14, 2000.