Form 10-Q/A
period 2000-09-30
CONDOR SYSTEMS INC; CEI SYSTEMS INC
filed 2000-11-16
CIK 779033, 1086557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.2

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

CONDOR SYSTEMS, INC.
CEI SYSTEMS, INC.

FORM 10-Q
For The Quarter Ended September 30, 2000

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Statements of Operations— For the three and nine months ended September 30, 1999 and 2000	3
	Consolidated Condensed Statements of Cash Flows— For the three and nine months ended September 30, 1999 and 2000	4
	Consolidated Condensed Balance Sheets— December 31, 1999 and September 30, 2000	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES	25
EXHIBITS	26

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

CONDOR SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
December 31, 1999 and September 30, 2000
(Dollars and shares in thousands)
(Unaudited)

	December 31, 1999	September 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$6,000	$4,413
Restricted cash	1,969	1,153
Contracts receivable	54,285	61,317
Income tax receivable	1,647	88
Inventories	3,101	6,027
Deferred income taxes	4,356	6,596
Other current assets	707	652

Total current assets	72,065	80,246
Property and equipment, net	7,528	8,236
Purchased technology rights, net	575	3,623
Deferred income taxes	1,763	1,763
Other assets, net	8,512	8,273

Total assets	$90,443	$102,141

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Bank borrowings	$17,088	$16,000
Accounts payable	13,568	9,756
Accrued expenses	12,275	18,707
Customer contract advances	1,010	4,597

Total current liabilities	43,941	49,060
Subordinated notes	100,000	100,000

Total liabilities	143,941	149,060

Commitments and contingencies
Redeemable preferred stock, par value $100
Authorized: 10,000 shares
Series A shares: 300 designated; 104 shares issued and outstanding in 2000		10,744
Common stock, par value $1.00
Authorized: 130,000 shares;
Class A shares: 60,000 designated; 21,408 issued and outstanding	21,408	21,408
Class B shares: 10,000 designated; 2,551 issued and outstanding	2,551	2,551
Class C shares: 60,000 designated; 26,949 issued and outstanding	26,949	26,949
Notes receivable for stock	(1,179)	(1,348)
Deferred stock compensation		(267)
Retained earnings (accumulated deficit)	(13,112)	(16,841)
Distribution in excess of net book value	(90,115)	(90,115)

Total shareholders’ deficit	(53,498)	(57,663)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$90,443	$102,141

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             We are one of the world’s leading providers of technologically advanced signal collection and specialized electronic countermeasure products and systems in the EW industry. We supply a complete line of integrated systems, subsystems and products. These products are used to intercept, identify, locate and analyze radar signals for a variety of military needs, including intelligence, reconnaissance, surveillance, precision targeting, situational awareness and threat warning. Our products and systems are used on high profile airborne, shipboard and ground based platforms. We have established long-term relationships with a wide variety of customers and supply our products and systems to all of the U.S. intelligence agencies and military services and a number of foreign governments in countries such as Japan, Norway, Sweden and Taiwan. We also supply the major domestic prime defense contractors such as Lo ckheed Martin, Raytheon and Boeing and other defense contractors worldwide. Our products and systems are used in the following program categories: (1) Airborne Electronic Intelligence Systems; (2) Airborne Electronic Support Measures Systems; (3) Ground and Range Systems; (4) Ocean Systems; and (5) Specialized Electronic Countermeasures.

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

             Substantially all of our products and systems are sold under multi-year development and production programs to agencies of the U.S. Government, to foreign government agencies or to prime contractors or subcontractors thereof. U.S. Government contracts are awarded either on a competitive bid basis or on a negotiated sole source procurement basis. Contracts awarded on a competitive bid basis, which are typically development programs, involve several competitors bidding on the same program with the contract usually being awarded based upon such factors as price, technical, program management capabilities and performance. In order to further leverage our existing programs, secure new programs and grow our business by developing next generation systems, we often aggressively compete on development programs by pursuing a low price bidding strategy. Accordingly, such development programs are typically unprofitab le or break-even after allocating overhead, administrative and other indirect costs. Such development programs generally provide future opportunities for higher margin follow-on sole source business. Negotiated sole source procurement, which comprises most of our domestic contracts, is used if we are deemed by the customer to have developed proprietary equipment not available from other parties or where there is a very stringent delivery schedule. For production contracts we deliver products based on technologies and designs developed during the initial development program, which are nonetheless generally customized to our customers’ specifications.

             Under all of our U.S. Government contracts we are allowed to charge a portion of our costs to the customer as such costs are incurred and receive progress payments for those billed costs. We receive the remainder of our costs and all of our profit as we complete delivery of our products under the contract. Our international contracts are primarily awarded on a competitive basis rather than sole source. We typically receive one or more advance payments from our international customers during the initial phase of the contract, which advances range from approximately 15% to 60% of the total contract value. The advance payments are recorded as liabilities on our balance sheet as customer contract advances and reduced as work is performed. We generally provide letters of credit to guarantee our performance of the contracts. The customer may draw down on the letters of credit if we default on the contract. As w e reach performance-based milestones negotiated in the contracts, the letters of credit are reduced by negotiated amounts. We receive the remaining contract payments as we meet the remaining milestones specified in the contract.

Results Of Operations

             The following table sets forth our results of operations based on the percentage relationship of certain items to contract revenues during the periods shown.

	Three Months Ended September 30,		Nine Nonths Ended September 30,

	1999	2000	1999	2000

Contract revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses:
Contract costs	71.7	69.1	63.5	64.4

Gross margin	28.3	30.9	36.5	35.6

Technology related costs:
Research and development	5.1	3.2	5.7	4.5
Amortization of purchased technology		1.6		1.2
Selling, general and administrative	17.3	18.6	20.4	19.2
Other charges:
Recapitalization costs			13.7
Restructuring and plant closure costs			1.4	2.0
Abandoned acquisition costs	0.9		0.4

Operating income (loss)	5.0	7.5	(5.1)	8.7
Interest and other income	0.2	0.9	0.3	0.2
Interest expense	(13.7)	(16.5)	(13.2)	(16.6)

Loss before income taxes and extraordinary loss	(8.5)	(8.1)	(18.0)	(7.7)
Benefit from income taxes	(1.4)	(3.3)	(3.1)	(3.1)

Loss before extraordinary loss	(7.1)	(4.8)	(14.9)	(4.6)
Extraordinary loss from debt repurchase, net of income tax benefit			(5.3)

Net loss	(7.1)%	(4.8)%	(20.2)%	(4.6)%

Three Months Ending September 30, 2000 Compared to
Three Months Ending September 30, 1999
(All numbers are expressed in thousands)

Contract Awards

             Contract awards for the three months ended September 30, 2000 were $10,466, compared to $33,878 for the three months ended September 30, 1999, a decrease of $23,412, or 69.1%. We typically are awarded a few significant contracts during the course of the year and the timing of these awards can cause significant fluctuations in the results of any interim period. Protracted negotiations with some of our customers and continued delays in export license issuances were the primary contributing factors to this decrease in the third quarter of 2000 when compared to the third quarter of 1999. This decrease in contract awards was reflected in all of our program categories, namely Airborne Electronic Support Measure systems, Airborne Electronic Intelligence systems, Ground and Range systems, Ocean systems and Specialized Electronic Counter Measures systems. These decreases were only partially offset by an increase i n Spares and Repairs contract awards.

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

Nine Months Ending September 30, 2000 Compared to
Nine Months Ending September 30, 1999

Contract Awards

             Contract awards for the nine months ended September 30, 2000 were $86,440 compared to $61,902 for the nine months ended September 30, 1999, an increase of $24,538, or 39.6%. We typically are awarded a few significant contracts during the course of the year and the timing of these awards can cause significant fluctuations in the results of any interim period. This increase in contract awards is primarily due to the impact of the 2000 budget “plus-ups” that we have received, our continued efforts to market New Technology Electronic Support systems and acquisitions. The increase in contract awards was primarily related to our Specialized Electronic Counter Measure systems, Ocean systems and Ground and Range systems contract awards. These increases were only partially offset by decreases in our Airborne Electronic Support Measure systems, Airborne Electronic Intelligence systems and Spares and Repai rs contract awards.

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

             As described earlier, we experienced a decline in contract awards due to unanticipated funding and contracting bottlenecks, export license delays and system delivery delays on certain key programs during 1999. This decline in contract awards, system delivery delays on certain key programs and the upward revisions of our cost estimates for some of our development programs have all contributed to a decrease in contract revenues and the related margins during 1999. We believe that these factors have continued to impact our profitability through the year 2000. As a result, while we believe that we will be able to continue to meet our regularly scheduled debt service obligations, working capital requirements and capital expenditures, we anticipated that we would not comply with certain financial covenants of our senior secured credit facility primarily related to our leverage ratios at December 31, 1999. We fu rther anticipated that we would not comply with these financial ratio requirements through the year 2000.

             We commenced negotiations to amend the senior secured credit facility with our lenders during 1999 and concluded those negotiations on February 9, 2000. Pursuant to the amendment, subsequent to February 9, 2000, the applicable margins over the prime rate and LIBOR increased to 2.75% and 4.0%, respectively, while the standby letters of credit increased to 4.0%, trade letter of credit fees increased to 2.0% and the commitment fee on the unused portion of the senior secured credit facility increased to 2.0% per annum. These increased margins and commitment fees can decrease based upon reduction in net funded indebtedness leverage ratios. In addition, we agreed to additional restrictions on the utilization of the revolving credit facility for acquisition financing and to limit the availability of loans under the revolving credit facility to a borrowing base. We were in compliance with all of the covenant requ irements, as amended, as of December 31, 1999 and September 30, 2000.

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

             On February 9, 2000, concurrent with the amendment of our senior secured credit facility, we, DLJ and Behrman entered into a preferred stock subscription agreement. Under the terms of this subscription agreement, DLJ and Behrman invested an additional $10,000 in us through the purchase of a new series of preferred stock. As described earlier, the proceeds were used to pay down the senior secured credit facility. This preferred stock is non-voting, redeemable in 2010 and pays dividends at an annual rate of 15%. For the first five years, these dividends may be paid in stock and thereafter the dividends are to be paid in cash. In addition, each preferred stock investor will receive their pro-rata right to detachable warrants for an aggregate of 3,100 shares of Class C common stock. These warrants have an exercise price of $0.01 per share through 2010. The other shareholders were offered the opportunity to pu rchase their pro-rata portion of the preferred stock offering. This second subscription agreement closed during the second quarter of 2000. We raised an additional $377 in proceeds from this second subscription.

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

             We utilized $7,204 in operating cash flow for the nine months ended September 30, 2000 compared to $13,920 in operating cash flow for the nine months ended September 30, 1999. The fluctuations in our operating cash flow are primarily the result of changes in the levels of our contract receivables, other charges and increases in our financing costs. The level of our contract receivables has increased by approximately $7,032 as compared to December 31, 1999 and $10,760 as compared to September 30, 1999. This increase in contract receivables principally relates to our acquisitions, system delivery delays and continued delays in certain development programs. The growth in our contract receivables began to moderate in the first six months of 2000, continued to grow during the third quarter of 2000 and is expected to level off during the fourth quarter of 2000. We anticipate that the level of contract receivabl es will remain at these higher levels during the first half of 2001 and begin to return to lower levels during the second half of 2001 as we complete shipments on certain programs that have significant milestone payments or complete system deliveries. We utilized a significant amount of operating cash in the second quarter of 1999 due to the other charges related to the 1999 recapitalization. These other charges approximated $21,432 and utilized approximately $19,200 in cash flow, after tax benefits.

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

Forward Looking Statements

             This Form 10-Q contains statements that, to the extent that they are not recitations of historical fact, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities exchange Act. The words “believe,” “estimate,” “anticipate, “project,” “plan,” “ intend,” “expect,” and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions and other charges. Readers are cautioned not to place undue reliance on these forw ard looking statements that speak only as of the date of the Form 10-Q. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances and changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated by the forward looking statements, see the Offering Memorandum and Registration Statement. These discussions include, but are not limited to, the discussion of Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Annual Consolidated Financial Statements.

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