Form 10-K405
period 2000-12-31
CONDOR SYSTEMS INC; CEI SYSTEMS INC
filed 2001-04-17
CIK 779033, 1086557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-K
                              -------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from___________ to _____________

                                     779033
                            (Commission file number)


                              CONDOR SYSTEMS, INC.
            (Exact name of co-registrant as specified in its charter)


           California                                    94-2623793
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                CEI SYSTEMS, INC.
            (Exact name of co-registrant as specified in its charter)

            Delaware                                     77-0466448
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              2133 Samaritan Drive
                               San Jose, CA 95124
          (Address of principal executive offices, including zip code)

                                 (408) 371-9580
             (Co-registrants' telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act:  None

        Securities Registered Pursuant to Section 12(g) of the Act:  None

        Indicate by a check whether the co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the co-registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 day Yes [x] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2001: Not applicable.

        The number of shares or amount outstanding of each of the issuer's classes of securities as of March 1, 2001:

 Class A Common Stock, $1 par value, issued and outstanding, 21,365,892 shares;
  Class B Common Stock, $1 par value, issued and outstanding, 2,551,053 shares; Class C Common Stock, $1 par value, issued and outstanding, 26,966,721 shares

                              CONDOR SYSTEMS, INC.
                                CEI SYSTEMS, INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      INDEX

PART I......................................................................................3

        Item 1.  Business...................................................................3

        Item 2.  Properties................................................................20

        Item 3.  Legal Proceedings.........................................................21

        Item 4.  Submission of Matters to Vote of Security Holders.........................21

PART II....................................................................................22

        Item 5.  Market for Common Equity and Related Stockholder Matters..................22

        Item 6.  Selected Financial Data...................................................23

        Item 7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operation......................................................24

        Item 7A. Quantitative and Qualitative Disclosure About Market Risk.................37

        Item 8.  Financial Statements and Supplementary Data...............................38

        Item 9.  Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure......................................................75

PART III...................................................................................75

        Item 10. Directors and Executive Officers..........................................75

        Item 11. Executive Compensation....................................................78

        Item 12. Security Ownership of Certain Beneficial Owners and Management............84

        Item 13. Certain Relationships and Related Transactions............................86

PART IV....................................................................................88

        Item 14. Exhibits and Financial Statement Schedules, and Reports on Form 8-K.......88

SIGNATURES.................................................................................90

EXHIBIT INDEX..............................................................................92

               This Form 10-K contains statements that, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate, "project," "plan," " intend," "expect," or the negative of these terms and similar terminology are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions and other charges. Readers are cautioned not to place undue reliance on these forward looking statements that speak only as of the date of the Form 10-K. Condor does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances and changes in expectations after the date of this Form 10-K, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated by the forward looking statements, see "Risk Factors" on page 14.

                                     PART I

ITEM 1.    BUSINESS

General

               Incorporated in 1980, Condor Systems, Inc. ("Condor") is a leading provider of technologically advanced signal collection and specialized electronic countermeasure products and systems in the electronic warfare industry. Condor supplies a complete line of integrated systems, subsystems and products. These products are used to intercept, identify, locate and analyze radar signals for a variety of military needs, including intelligence, reconnaissance, surveillance, precision targeting, situational awareness and threat warning. Condor's systems provide critical information in support of intelligence collection, tactical operations and protection of personnel and other high value military assets. Condor has established long-term relationships with a wide variety of customers and is a supplier to most of the U.S. intelligence agencies and military services and to a number of friendly foreign governments. Condor also supplies many major prime defense contractors.

               The electronic warfare industry, which includes virtually all defense-related products and systems that permit gathering, analyzing and countering electronically generated signals, is a $3.5 billion industry. The electronic warfare industry is composed of four major areas: signals intelligence, electronic support measures, electronic countermeasures and threat warning. Condor primarily competes in the niche electronic intelligence segment, a subcategory of signals intelligence area, and the electronic support measures segment of the industry, with secondary capabilities in the electronic countermeasures segment. Signals intelligence refers to the detailed gathering and analysis of electronic signals to assess technical capabilities and map locations in an area of interest. Electronic intelligence systems focus on radar signal types, providing sophisticated semi-automatic measurement, collection and classification of signal transmission and location analysis from target radar equipment. Electronic support measures systems focus on rapid real-time assessment of the entire radar signal environment by gathering and analyzing target radar signals to help an operator determine the precise nature, location and classification of all radar signals being emitted in an area of interest. Electronic countermeasure systems transmit radio frequency signals to deceive, decoy or jam signal transmissions associated with threats.

               Electronic warfare has become a critical component of national defense spending for military organizations worldwide as was demonstrated in Operation Desert Storm and the Kosovo crisis. The ability to understand and control the electronic signal environment is essential to dominance of the battlespace in modern warfare. As a result, there has been an increasing demand worldwide for electronic warfare systems which can support intelligence collection, precision targeting, tactical operations and the protection of personnel and other high value military assets. In addition to this trend, older technology in defense systems worldwide has created incremental demand in other countries for advanced and proven electronic warfare products and systems.

Program Categories

               Condor's products and systems are used in the following program categories: (1) Airborne Electronic Intelligence Systems; (2) Airborne Electronic Support Measures Systems; (3) Ground and Range Systems; (4) Ocean Systems; and (5) Specialized Electronic Countermeasures. In addition, Condor provides customer support through recurring spares and repairs work and sales of its broad line of antennas that are not related to specific programs.

               Condor's Airborne Electronic Intelligence Systems are highly specialized and technologically advanced systems designed to intercept, identify, locate and perform detailed analysis on radar signals. These systems feature high sensitivity reception, precision measurement and extensive signal analysis capabilities. Products include a variety of antennas, receivers, processors and electronic intelligence subsystems.

               Condor's Airborne Electronic Support Measures Systems perform a combination of situational awareness, sensor cueing and threat warning functions against advanced radar systems. These modern electronic support measures systems provide rapid response and are characterized by the ability to operate instantaneously over a full 360-degree field of view and over a wide-open range of frequencies. Condor's electronic support measures systems also incorporate many of the precision measurement capabilities of Condor's electronic intelligence systems for improved performance in today's increasingly complex radar signal environments.

               Condor's Ground and Range Systems program category provides electronic intelligence and electronic support measures products and systems for ground mobile and fixed platforms.

               Condor's Ocean Systems program category provides electronic intelligence and electronic support measures products and systems for use on surface and subsurface vessels. Over the last two years, Condor has been awarded significant roles on all of the new U.S. surface ship and submarine electronic intelligence and electronic support measures development and production programs.

               In addition, Condor has recently developed the New Technology Electronic Support Measures System for the small to medium sized ship and submarine market for which Condor has already received an initial production contract from Sweden.

               Condor's Specialized Electronic Countermeasures Systems, referred to as the Shortstop Electronic Protection System, is a specialized electronic countermeasures system which creates an electronic umbrella over a battlefield to protect soldiers and military assets by predetonating proximity fuses on incoming artillery and mortar rounds. Other products included within this category consist of advanced command and control and communications systems for friendly foreign nations and Wide-Band Secure Voice Encryption equipment for non-NATO airborne platforms. These systems are produced by CEI Systems, Inc., a subsidiary of Condor, located in Simi Valley, California.

               Although Condor increasingly provides customers with complete integrated systems, it continues to support its core technology in antennas, receivers, processors and digitizers through internally funded research and development.

Key Technologies

               Some of Condor's key technologies include Special Signal Processing, which provides unique emitter identification capabilities; the New Technology ESM System, which offers affordable, high performance Electronic Support Measures systems for small to medium sized ships and submarines; Multi-Channel/Multi-Operator ELINT, which features modular system architecture and advanced Electronic Intelligence signal processing; and the Shortstop Electronic Protection System.

               The table below provides a summary of Condor's key technologies and system products.

  SYSTEM PRODUCTS AND
      TECHNOLOGIES             WHAT IS IT?           WHAT DOES IT DO?       WHERE IS IT USED?
-------------------------------------------------------------------------------------------------
Special Signal            o   refers to Condor    o  Provides direct      o  Can be added to
Processing                    developed              digital detection       all of Condor's
                              hardware and           of signals without      detection of
                              propriety              hardware based          signals systems.
                              software and           signal measurement.  o  Is an available
                              algorithms that     o  Provides precision      upgrade to all
                              allow                  measurement of          signal processors.
                              "all-digital"          radar signals.
                              precision
                              processing of
                              radar and
                              non-communication
                              signals.

-------------------------------------------------------------------------------------------------
New Technology            o   Is a new type of    o  Provides fast and    o  Is currently being
Electronic Support            electronic             accurate                built in two
Measures Systems              support measures       situational             versions--a
                              system that uses       awareness and           compact
                              a Condor patented      warning for small       configuration for
                              Autohet phase          to medium sized         submarines and a
                              receiver that          ships and               full featured
                              measures the           submarines.             configuration for
                              phase of antenna    o  Provides                shipboard
                              outputs.               "wideopen"              installations.
                          o   Provides superior      frequency coverage   o  Is Condor's
                              accuracy, but          and "wideopen"          premiere entry in
                              costs less than        angular                 the international
                              traditional            coverage--100%          submarine and
                              electronic             probability of          small ship
                              support measures       intercept for any       electronic support
                              systems.               signal at any           measures
                                                     frequency--no           marketplace.
                                                     "scanning" or
                                                     "switching."

-------------------------------------------------------------------------------------------------
Multi-Channel,            o   Provides the        o  Enables multiple     o  Three different
Multi-Operator Signals        ability to             operators to            system
Intelligence                  process more           simultaneously          configurations are
                              signals more           process multiple        currently in
                              quickly in an          signals--typical        production for
                              increasingly           systems have            U.S. Navy
                              crowded and            between 4-16            submarine and
                              complex signal         channels.               airborne
                              environment.        o  Both automatic          applications.
                          o   Condor has             search
                              developed              (acquisition,
                              proprietary            recognition and
                              system control         library matching)
                              and display            and precision
                              software and           manual electronic
                              processing             intelligence
                              technology to          analysis functions
                              support multiple       are fully
                              receiver channels      supported.
                              and multiple
                              operators.
                          o   Family of
                              systems--each is
                              comprised of
                              building block
                              units, including
                              tuners,
                              demodulators and
                              signal
                              processors, that
                              can easily be
                              configured to
                              match specific
                              customer system
                              requirements.

  SYSTEM PRODUCTS AND
      TECHNOLOGIES             WHAT IS IT?           WHAT DOES IT DO?       WHERE IS IT USED?
-------------------------------------------------------------------------------------------------
Single Channel            o   Consists of three   o  Used for             o  Ideally suited to
Electronic                    modular units: an      electronic              airborne
Intelligence/Electronic       antenna/radome         intelligence            applications such
Support Measures Systems      assembly, tuner        signal collection       as the U.S. Army's
                              and signal             and analysis and        Blackhawk
                              processor.             for tactical            helicopter and
                                                     situation               land mobile
                                                     awareness.              applications such
                                                  o  Omni-directional        as Canada's TRILS
                                                     antenna provides        and the U.S.
                                                     high probability        Marine Corps'
                                                     of intercept.           MEWS, where size
                                                  o  High gain               and weight are
                                                     directional             critical.
                                                     antenna provides     o  Very competitive
                                                     excellent               in the
                                                     sensitivity and         international
                                                     direction finding       marketplace;
                                                     accuracy.               systems have been
                                                                             sold for airborne
                                                                             applications in
                                                                             South America.

-------------------------------------------------------------------------------------------------
Shortstop Electronic      o   Is a portable       o  Predetonates         o  Personal units
Protection System             system that            proximity fuses on      carried by ground
                              creates an             incoming artillery      soldiers.
                              electronic             and mortar rounds.   o  Can be installed
                              umbrella over the   o  "Lifesaving"            in a variety of
                              battlefield.           technology.             ground vehicles
                                                  o  Is Condor's             and fixed-site
                                                     premiere entry          platforms.
                                                     into the
                                                     electronic
                                                     countermeasures
                                                     market segment.

Product Distribution and Contracting

               Substantially all of Condor's products and systems are sold under multiple-year development and production programs. U.S. Government contracts are awarded either on a competitive bid basis or on a negotiated sole source procurement basis. Sole source basis means that Condor's customers did not obtain bids from other competitors before awarding the contract to Condor. International contracts are primarily awarded on a competitive basis. Contracts awarded on a competitive bid basis, which are typically development programs, involve several competitors bidding on the same program with the contract usually being awarded based upon such factors as price, technical performance, program management capabilities and performance. Development programs may be unprofitable or break-even after allocating overhead, administrative and other indirect costs due to increased price competition for the award and higher risk encountered in performance of the "first time" development tasks. Such development programs generally provide future opportunities for higher margin follow-on sole source business. Negotiated sole source procurement, which comprises most of Condor's domestic contracts, is used when a customer determines that Condor has developed proprietary equipment not available from other parties or where there is a very stringent delivery schedule. For production contracts Condor delivers products based on technologies and designs developed during the initial development program, which are nonetheless generally customized to customers' specifications.

               Condor's contracts with the U.S. Government are either fixed price contracts or cost plus contracts. Under firm fixed price contracts, Condor agrees to perform work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the cost of performing the contract. Fixed price contracts constituted approximately 96% of Condor's contract revenues for the year ended December 31, 2000.

               The risks of performing under long-term fixed price contracts include the difficulty of accurately forecasting costs and delivery schedules for events more than a year in the future and attaining contract revenues that are related to performance in accordance with contract specifications. In addition, the possibility of material obsolescence in connection with long-term procurements often causes increased engineering costs to rectify the obsolescence. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce profitability or cause a loss. In addition, as Condor's business has evolved from individual products to complex systems requiring sophisticated software development, it is increasingly exposed to the risks associated with software development, including time delays and unplanned costs. It is not uncommon to experience increased costs involved in the test and integration phase (which occurs late in the program) during which the various hardware and software elements are first brought together to perform as a system. For example, during 2000 Condor made significant upward revisions to its cost estimates on several large development and production programs totaling over $3.6 million for these reasons. These programs involved significantly more complex software development efforts than Condor's prior programs and also involved several instances of increased engineering costs due to obsolescence or other material problems.

               Cost plus fixed fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed "fee," which is essentially the profit negotiated between the contractor and the U.S. Government. Cost plus incentive fee and cost plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for such factors as cost, quality, schedule and performance. Cost plus contracts accounted for approximately 1% of Condor's contract revenues in 2000. Time and material contracts accounted for an additional 3% of contract revenue in 2000.

               Under U.S. Government regulations, some costs, including financing costs, portions of research and development costs, lobbying expenses, types of legal expenses and marketing expenses related to the preparation of bids and proposals and the Foreign Military Sales program (described below), are not allowed for pricing purposes and calculation of contract reimbursement rates under flexibly priced contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

               There are two principal contracting methods used to export defense equipment, direct foreign sales and the Foreign Military Sales program. In a direct foreign sales program, the contractor sells directly to the foreign country and assumes all risks in the transaction. In a Foreign Military Sales program sale, the sale is funded for, contracted by and made to the U.S. Government which in turn sells the product to the foreign country. Revenues from the U.S. Government's Foreign Military Sales program accounted for approximately 6% of Condor's contract revenues in 2000. Licenses are required from U.S.

Government agencies for direct foreign sales exports from the U.S. of nearly all of Condor's products. Some of Condor's products may not be exported to other countries. The process of getting export licenses is both rigorous and time consuming. Delays during this process slow down the awards of new contracts. For a discussion of the risks associated with the export licensing process as it relates to Condor's business see page 17 hereof.

               All of Condor's U.S. Government contracts allow the company to charge 90% of its costs to the customer as such costs are incurred and receive progress payments for those billed costs. Condor receives the remainder of its costs and all of its profit as it completes the delivery of products under the contract. With respect to international contracts, Condor typically receives one or more advance payments from international customers during the initial phase of the contract. The advance payments are recorded as liabilities on Condor's balance sheet as customer contract advances and reduced as work is performed. Condor generally provides letters of credit to guarantee its performance of the contracts. The customer may draw down on the letters of credit if Condor defaults on the contract. As Condor reaches performance-based milestones negotiated in the contracts, the letters of credit are reduced by negotiated amounts. Condor receives the remaining contract payments as it meets the remaining delivery milestones specified in the contract.

Contract Delinquencies

               As of December 31, 2000, Condor was delinquent with deliveries on five major domestic contracts and two major international contracts. All of Condor's customers that were affected by the delinquencies have been in discussion with Condor to negotiate delivery date changes. No cure notices were provided by any customers and all delivery extensions will either be handled with no cost contract modifications or some form of consideration for the extension which is reasonable and customary for such transactions.

Key Customers

                Historically, the U.S. Government, including various agencies and the military sector, has accounted for a significant portion of Condor's contract revenues. Approximately 57% of contract revenues in 2000 were to the U.S. Government or to prime contractors that identified the U.S. Government as the ultimate purchaser. Condor's customers include all of the U.S. intelligence agencies and military services, the major domestic prime contractors, numerous other defense contractors worldwide and many foreign governments. Condor interfaces with the domestic prime defense contractors primarily through several divisions of Lockheed Martin, several divisions of Raytheon, Northrup Grumman and Boeing. Other significant domestic and international defense contractor customers include:

               o    TRW-ASG

               o    Saab Tech

               o    Mitsubishi Electric Company

               o    Thales

               Of the customers listed above, Lockheed Martin represents more than 10% of Condor's contract revenues in 2000, 1999 and 1998. Typically, the U.S. Government or its agencies exceed 10% of Condor's contract revenues and taken as a group are the Condor's biggest customer.

               Condor's primary international government customers consist of various agencies within the governments of Australia, Japan, Norway, Sweden and Taiwan. Typically, revenue from contracts with government agencies in Sweden exceed 10% of Condor's contract revenues. Condor has also established close relationships with the governments of other friendly nations, and management believes that these relationships offer significant future potential. Over the last decade, Condor has increased its international revenue base and devoted significant resources to pursuing additional new business.

Government Contracts

               The electronic warfare industry is closely tied to the military defense budgets of the U.S. Government and its allies. Condor's continued development and success in the future will depend, in part, upon the continued willingness of the U.S. Government to commit substantial resources to military spending and, in particular, upon continued purchases of Condor's products. A significant decline in U.S. military expenditures generally, the loss or significant cutback of a large program in which Condor participates, or a change in focus of defense spending that de-emphasizes electronic warfare could materially adversely affect Condor's future contract revenues and earnings. U.S. Government related contracts in 2000 accounted for approximately 57% of Condor's revenue.

Government Regulation and Oversight

               The U.S. Government may review Condor's costs and performance on contracts, as well as Condor's accounting and general business practices. Under the Truth in Negotiations Act, for any contract in excess of $500,000, the U.S. Government may reduce the contract price by the amount by which it was overstated as a result of not providing current, accurate or complete cost or pricing data. As of December 31, 2000, the U.S. Government is claiming adjustments in an aggregate amount of $1,327,000 for four contracts. Condor has responded to these claims and is working with the U.S. Government to resolve these matters and believes that the resolution of these claims will not have a material adverse effect on its financial condition and results of operations. Under U.S. Government purchasing regulations, some of Condor's costs, including certain financing costs, goodwill, portions of research and development costs and certain marketing expenses may not be reimbursable under U.S. Government contracts. In addition, many of Condor's products and systems require licenses from U.S. Government agencies for export from the United States, and some products are not permitted to be exported. Condor may from time to time suffer delays in obtaining awards on account of delays in obtaining an export license.

Competition

               The electronic warfare industry is highly competitive and the market highly fragmented.

Condor believes that it may be able to take advantage of the current trends and expected growth in the electronic warfare industry given its position in niche markets, leading edge, reliable, cost effective systems and technologies and long-standing customer relationships.

               In addition, Condor, through CEI Systems, Inc., a subsidiary, is the only known manufacturer of the SEPS Shortstop Electronic Protection System, a specialized electronic counter measures system which creates an electronic umbrella over a battlefield to protect soldiers and military assets by predetonating proximity fuses on incoming artillery and mortar rounds. It is also the sole source turnkey system supplier to a number of nationally significant electronic intelligence and electronic support measures programs in the U.S. For fiscal year 2000, approximately 80% of Condor's total contract revenues were derived from sole source business.

               With respect to domestic electronic warfare business, Condor's primary competitors are: Lockheed Martin Federal Systems, Litton Amecom, several divisions of Raytheon, several divisions of Boeing, Northrup Grumman and Sensys Technology. In the international market, Condor's competitors include all of the foregoing domestic competitors, as well as the major international electronic warfare manufacturers, including Marconi Electronic Systems (UK), Racal (UK), Thomson CSF (France), ELTA (Israel) and Elisra (Israel).

               Condor competes on the basis of product offerings, price, product and systems quality, technology and ongoing customer service and support. Approximately 20% of Condor's total contract revenues for the year ended December 31, 2000 were derived from awards that it won through a competitive bidding process. For larger opportunities, however, Condor frequently determines that it can compete more effectively through entering into a teaming arrangement with its competitors or large prime contractors due to potential limitations of Condor's own resources. These teaming arrangements generally provide Condor access to more products technology or marketing synergies that can improve its competitive position. Many of Condor's competitors are larger than it and have substantially greater financial and other resources.

Acquisitions

               Management believes there are numerous acquisition candidates in the electronic warfare industry, as well as in other segments of the defense electronics industry and that economies of scale and the opportunity to acquire synergistic technologies and enter new markets will drive the consolidation trend among second and third tier electronic warfare suppliers and provide attractive acquisition opportunities. Condor pursues a targeted acquisition strategy which focuses on those companies that offer strategic value such as economies of scale, product line extensions, access to a large and attractive installed product base, new customer relationships or technology/market synergies. In 2000, Condor acquired Andrew SciComm, Inc., a subsidiary of Andrew Corporation. In 1999, Condor acquired the electronic warfare product line of ARGOSystems, Inc., a subsidiary of Boeing, and Signal Sciences, Inc., a subsidiary of Allen Telecom. Other acquisitions within the last five years include the Electronic Systems division of the Whittaker Corporation and the Microwave Surveillance Systems division of the Watkins-Johnson Company. These acquisitions provide Condor with opportunities to market complementary products, expand its installed base and achieve significant cost savings by spreading overhead over a larger base of contracts. Condor can give no assurances that it will be able to find additional suitable acquisition candidates nor can it assure that it will be able to make such acquisitions due to its liquidity position or otherwise.

Research and Development

               Condor's electronic intelligence and electronic support measures technology is among the most advanced, innovative and reliable in the world. Historically, Condor's technology has been developed through research and development incurred in connection with long-term development contracts, a substantial portion of which was effectively funded by Condor's customers, as well as through acquisitions and from internally funded research and development. Condor also forms strategic alliances with other industry participants to maximize the potential for success by sharing expertise to minimize risk and costs associated with developing new technology. Condor has formed key strategic alliances with Lockheed Martin, Raytheon, AIL, Marconi Electronic Systems, ManTech, Rockwell Collins and the Southwest Research Institute.

               Condor focuses on spending development dollars efficiently to create the greatest return for the long term by thoroughly evaluating upgrade and derivative product potential. Management coordinates research and development efforts with Condor's marketing department to understand customer requirements and the potential market demand for new products. Condor invests in unique "enabling" technologies to differentiate its products and emphasize "open architecture" designs to allow for future upgrades incorporating the latest analog, digital and processing technologies available. Condor's products are also designed to fulfill the requirements of multiple platforms which significantly decreases the costs related to development, production and, most importantly, total life cycle support. In addition, Condor maximizes the use of commercial off-the-shelf solutions products and non-development items to capitalize on advanced commercial technology and to minimize costs. For a discussion of research and development expenditures over the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Research and Development" on pages 27 and 31.

Patents, Trademarks and Other Intellectual Property Rights

               Condor's ability to compete depends, in part, on its ability to obtain and enforce intellectual property protection for its proprietary technology in the United States and internationally. Condor holds several U.S. patents; however, it currently relies primarily on a combination of trade secret and trademark laws and employee and third-party nondisclosure agreements. Condor also limits access to and distribution of proprietary information. Trade secret laws, however, cannot be used to prevent third parties from reverse engineering and reproducing Condor's products. In addition, trade secret protection of proprietary technology may be unavailable or limited in certain foreign countries. Generally, Condor's patents expire from 2012 to 2014 and its trademarks expire from 2001 to 2009. The trademark that expires in 2001 is the name of a company that Condor purchased in 2000.

Manufacturing and Assembly

               Condor's manufacturing operations is primarily focused on integrating subassemblies into its products and test of its electronic intelligence and electronic support measures systems. Condor runs two full assembly and test shifts at the present time and has the flexibility to add a third shift as the need arises. Depending on the product, manufacturing lead times can be as short as three months or as long as twelve months. Condor outsources contract manufacturing for subassemblies whenever possible. This limits the need for capital equipment to perform these operations and eliminates exposure to environmental regulations governing the processes required for such manufacturing.

Sources and Availability of Raw Materials

               Since Condor outsources most of the manufacturing of subassemblies, in many cases it does not use significant amounts of raw materials. Condor purchases manufactured component parts for its assemblies from various suppliers. Condor is not dependent on any one supplier and maintains back-up suppliers for all critical components. However, any delay in Condor's ability to obtain necessary component parts may affect its ability to meet customer production needs.

Backlog Orders

               Condor's funded backlog was $83.8 million at December 31, 2000 and $55.9 million at December 31, 1999. Funded backlog does not include unexercised contract options which represent the amount of revenues which would be recognized from the performance of contract options that may be exercised by customers under existing contracts and from purchase orders to be issued under indefinite quantity contracts or basic ordering agreements. Although Condor believes the backlog orders are firm, the U.S. Government and foreign governments may unilaterally modify or terminate the contracts associated with such backlog orders.

Operating Revenue and Foreign and Domestic Operations

               For information about Condor's consolidated operating revenues, and domestic operations, see Consolidated Statement of Operations on page 41 and
Note 15 to the Consolidated Financial Statements on page 64.

Environmental Matters

               Although Condor's operations do not include any activities, which result in material environmental issues, all owners and operators of real property could have liability for environmental issues at such properties, regardless of fault. Based on current information, however, Condor is not aware of any liabilities under environmental laws, which would be expected to have a material adverse effect on its business, results of operations or financial condition. In the past two years Condor has not incurred any material costs related to environmental compliance.

Employee Relations

               At December 31, 2000, Condor employed approximately 495 persons. None of Condor's employees are subject to a collective bargaining agreement, and Condor has not experienced any material business interruption as a result of labor disputes. Condor believes that it has a good relationship with its employees.

1999 Recapitalization

        In April 1999, Condor consummated a recapitalization and merger in which it was acquired by DLJ Merchant Banking Partners II, L.P. (a subsidiary of CS First Boston) and related entities (the "DLJ Entities"), Behrman Capital II, L.P. and related entities and Global Technology Partners, LLC for approximately $144 million, including debt refinanced and related fees and expenses. Prior to the acquisition, Behrman Capital L.P. and related entities owned all of Condor's outstanding shares of Series A preferred stock, Condor employees and Condor's employee stock ownership plan owned a majority of the shares of Condor's Class A common stock and Condor employees owned all of the outstanding shares of Class B common stock. After consummation of the recapitalization and merger, DLJ Merchant Banking Partners II, L.P. and related entities owned all of the Class C common stock, certain members of Global Technology Partners, LLC owned all of the Class B common stock, and Behrman Capital II, L.P. and related entities and certain Condor management personnel held all of the Class A common stock. The Class C common stock is a non-voting class but has rights to approve certain actions of Condor's board of directors pursuant to an investors' agreement, dated as of April 15, 1999. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement" on page 87.

Risk Factors

        In addition to the other matters described in this Annual Report, you should carefully consider the following ongoing risks relating to Condor's business.

        RISKS RELATING TO OUR DEBT

        We have a significant amount of debt, which could limit our growth and our ability to respond to changing conditions.

        Our substantial indebtedness could limit our growth and our ability to respond to changing conditions. We have incurred a significant amount of indebtedness in connection with the recapitalization of our company. The level of our indebtedness could have important consequences, including:

        o limiting cash flow available for general corporate purposes, including acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt

        o limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions

        o limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally

        o restricting our ability to obtain letters of credit which are necessary to support our international business

        o otherwise impairing our ability to obtain contract awards from customers concerned about our leverage

        As of December 31, 2000, we had: (a) consolidated indebtedness of approximately $117.5 million; and (b) $28.7 million in standby letters of credit, subject to customary conditions. In addition, subject to the restrictions in our credit facility and our indenture, we may incur significant additional indebtedness, which may be secured, from time to time.

        Our ability to make interest and principal payments on our indebtedness and borrow additional funds will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We anticipate that our operating cash flow, together with money we can borrow under our credit facility and the senior notes, will be sufficient to meet anticipated future operating expenses, to fund capital expenditures and to service our debt as it becomes due.

        In addition, subject to the restrictions and limitations contained in our debt agreements, we may incur significant additional indebtedness to finance future acquisitions, which could adversely affect our operating cash flows and our ability to service indebtedness.

        Restrictive covenants in our indenture and credit facility may adversely affect us by limiting the types of transactions we can enter into and potentially leading to a default and an acceleration of our indebtedness. The indenture governing the notes contains various covenants that limit our ability to engage in many types of transactions, including mergers, asset sales and the incurrence of additional indebtedness.

        In addition, our credit facility contains other and more restrictive covenants and prohibits us from prepaying our subordinated indebtedness, including the notes. Our credit facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. As of December 31, 2000, we were in violation of certain of these financial covenants given our results of operations for 2000. We have received a waiver from the bank for such non-compliance and we have negotiated revised covenants for future periods in an amendment to the credit facility effective April 12, 2001. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facility and/or the notes. There can be no assurance that we will be able to obtain waivers in the future if we violate the revised covenants in future periods. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility to be immediately due and payable, terminate all commitments to extend further credit and require us to cash collateralize outstanding letters of credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our foreign subsidiaries, as security under our credit facility. If the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facility and our other indebtedness, including our senior and subordinate notes.

        RISKS RELATING TO THE LEVEL OF GOVERNMENT BUSINESS

        Further reductions or changes in military expenditures may adversely affect our ability to obtain new contracts.

        The U.S. defense budget has declined significantly in the 1990s, resulting in reduced revenues, increased pressure on operating margins and, in some cases, net losses for many defense-related contractors. During this period, our contract revenues from agencies of, and contractors to, the U.S. Government have increased. Approximately 57% of our contract revenues in 2000 (66% in 1999) were to the U.S. Government or to prime contractors that identified the U.S. Government as the ultimate purchaser. For the year ended December 31, 2000, our largest program represented approximately 9% of contract revenues and no other program represented more than 7% of contract revenues for this period. Our largest program contributed approximately 10% of contract revenues for the year ended December 31, 1999, and no other program represented more than 8% of contract revenues for this period. We believe our continued development and success in the future will depend, in part, upon the continued willingness of the U.S. Government to commit substantial resources to military spending and, in particular, upon continued purchases of our products. A significant decline in U.S. military expenditures generally, the loss or significant cutback of a large program in which we participate, or a change in focus of defense spending that de-emphasizes electronic warfare could materially adversely affect our future contract revenues and earnings and thus our ability to meet our financial obligations.

        RISKS RELATING TO OUR GOVERNMENT CONTRACTS

        Our contracts may be terminated or adjusted by the U.S. government.

        Companies engaged primarily in supplying defense-related equipment and services to government agencies are subject to business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to:

        o     insist on strict compliance with the contract terms

        o prosecute us for knowing failures to comply with contract terms or procurement laws and regulations

        o obtain treble damages and penalties for knowing or reckless failures to comply with contract terms or procurement laws and regulations

        o suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations

        o     terminate existing contracts

        o audit our contract-related costs and fees, including allocated indirect costs

        Risks related to the way we obtain our military contracts could affect our ability to obtain new contracts and affect the profitability of those contracts. We obtain military contracts through the process of competitive bidding and through sole source negotiations. While most of our historical contract revenues have been derived from sole source negotiations, as our international business increases we expect to derive a greater portion of our contract revenues through competitive bidding. In addition, while our domestic production programs are predominately sole source, some of our development programs are competitively bid. We cannot assure you that we will continue to be successful in having our bids accepted or, if accepted, that awarded contracts will generate sufficient contract revenues to result in profitability. In particular, we often aggressively compete on development programs by pursuing a low price bidding strategy. Accordingly, such development programs are typically unprofitable or break-even after allocating overhead, administrative and other indirect costs. Although we pursue such development programs because we expect to profit from the follow-on sole source business, we cannot assure you that we will obtain such follow-on business. Also, the U.S. Government may in the future determine to shift programs historically awarded to us on a sole source basis to a competitive bidding process. This may reduce the profit margin on these contracts, which would have a material adverse effect on our results of operations and financial position.

        We are also subject to risks associated with the military procurement and development process which affect the profitability of our contracts.

        These risks include:

        o the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen software development or other technological difficulties and/or cost overruns

        o the substantial time and effort required for relatively unproductive design and development

        o     design complexity and obsolescence

        o     the constant need for design improvement

        RISKS RELATED TO EXPORT OF OUR PRODUCTS

        The U.S. Government may alter export policies or deny licenses to export our products.

        Many of our products and systems require licenses from U.S. Government agencies for export from the United States, and some of our products are not permitted to be exported. We cannot be sure of our ability to gain any licenses required to export our products, and failure to receive required licenses could materially reduce our ability to sell our products outside the United States.

        Similar to other defense contractors, we have been receiving increased scrutiny and experiencing delays in the processing of our export license requests by U.S. government agencies. These delays and additional inquiries could cause delays in new contract awards and may impact the timing of our revenue.

        RISK RELATED TO OUR OWNERSHIP

        The Department of Defense may withdraw its decision that we are not under foreign ownership.

        Since we perform work on classified U.S. Government contracts, we had to submit the structure of our ownership to review by the Department of Defense. DLJ Merchant Banking Partners II, L.P., one of our equity investors, is indirectly majority owned by a holding company incorporated in Switzerland (CS First Boston). Previously, when DLJ Merchant Banking Partners II, L.P. was indirectly owned by a holding company incorporated in France, we received a decision from the Department of Defense that we would not be under foreign ownership, control or influence as a result of the acquisition. However, we cannot assure you that this determination will not be subsequently withdrawn by the Department of Defense in the event that it concludes that we were or came under foreign ownership, control or influence because of DLJ Merchant Banking's equity ownership in us. Should the Department of Defense ever reach such a conclusion, in order for us to maintain our ability to perform work on classified U.S. Government contracts, we may be required to implement methods to mitigate such foreign ownership, control or influence. These mitigating methods may include placing control of our board of directors in the hands of independent outside directors with no relationship to any of our shareholders, eliminating or modifying some of the approval rights that DLJ Merchant Banking will have over actions by our board of directors or implementing prior approval requirements regarding communications between us and DLJ Merchant Banking.

        RISK RELATED TO OUR TECHNOLOGY

        Our operations involve keeping up with technological change and the failure to do so could limit our ability to obtain future contracts.

        If we fail to keep up with technological changes, our profitability and ability to obtain new contracts may be affected. Changes in technology are a key feature of the electronic warfare industry. To succeed in the future, we will need to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through research and development incurred in connection with long-term development contracts, a substantial portion of which was effectively funded by our customers, as well as through acquisitions and from internally funded research and development. We cannot assure you that we will be able to maintain the same level of customer funding for research and development incurred in connection with long-term development contracts in the future. In addition, when we work on such a contract, we seek to protect our proprietary technologies by taking steps to maintain ownership of data rights for our "core" technologies, source codes and other developments. We keep records of our data rights in order to claim these rights as our proprietary technology, but generally we do not make specific delineations in our government contracts of ideas which we developed under these rights prior to entering into such contracts. We cannot assure you that our customers will not challenge our data rights as technology that was developed with government funds or in the performance of their contracts.

        RISKS RELATED TO INTERNATIONAL CONTRACTS

        Our international contracts require letters of credit and, in some cases, liquidated damage provisions in the contracts. Failure to perform may cause significant loss.

        We cannot assure you that we will be able to compete successfully in international markets or that our international sales will be profitable. Substantially all of our contract revenues are denominated in U.S. dollars, and we intend to continue to predominately enter into U.S. dollar-denominated contracts. Accordingly, we do not, and believe that in the future we will not, have significant exposure to fluctuations in currency. Nevertheless, fluctuations in currency could adversely affect our customers, which may lead to delays in the timing and execution of contract awards.

        We typically receive one or more advance payments from our international customers during the initial phase of the contract, which advances range from approximately 19% to 60% of the total contract value. We generally provide letters of credit to guarantee our performance of the contract. The customer may draw down on the letters of credit if we default under the contract. A number of our foreign contracts also give our customers the right to receive liquidated damages ranging from 5% to 15% of the aggregate value of the items not delivered or performed on schedule. As of December 31, 2000, our performance continues to be delayed on two of our international contracts, which have an aggregate contract value of approximately $34.1 million. Performance delays constitute defaults under those contracts. However, none of our customers has invoked the default provisions because of performance delays. In addition, none of our customers has attempted to draw down on our letters of credit or sought liquidated damages in any material amount, although we may incur additional costs as we work with our customers to revise their contract schedules.

        RISK RELATED TO OUR FIXED PRICE CONTRACTS

        Failure to control costs in connection with fixed price contracts may result in reduced profits or even losses.

        Because we assume the risk of performing our firm fixed price contracts at a set price, the failure to accurately estimate the ultimate costs of the contracts or to control the costs during the performance of the work could result in, and sometimes has resulted in, reduced profits or losses for such contracts. While we are focused on preventing this occurrence, depending on the scope and scale of such an occurrence, the impact could be material to the results of our operations.

        RISK RELATED TO OUR DEPENDENCE ON KEY PERSONNEL

        We are dependent on key personnel to implement our business strategy.

        Our success depends to a significant extent on the continued services of our senior management and other members of management because our growth strategy will require substantial management expertise to implement successfully. Our senior management has extensive expertise in the electronic warfare industry. We could be adversely affected if any of our current management were unwilling or unable to continue in our employ. We have taken steps to minimize these risks by executing employment agreements with key executive officers as described beginning on page 79 hereof.

        RISKS RELATED TO OUR INTELLECTUAL PROPERTY

        Our intellectual property is important to our business and may not be sufficiently protected.

        Our ability to compete for new contracts will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. The failure to protect our intellectual property could have a material adverse on our financial condition and results of operations.

        Although we hold several U.S. patents, we currently rely primarily on a combination of trade secret and trademark laws and employee and third-party nondisclosure agreements. We also limit access to and distribution of proprietary information. Although these patents and licenses are, in the aggregate, important to the operation of our business, no existing patent, license or other such right is of such importance that its loss or termination would, in the opinion of management, materially affect our business.

        Trade secret laws, however, afford limited protection because they cannot be used to prevent third parties from reverse engineering and reproducing our products. We cannot assure you that our methods for protecting proprietary information will be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing such technology. We cannot assure you that the obligations to maintain the confidentiality of our proprietary technology will prevent disclosure of such information. In addition, trade secret protection of our proprietary technology may be unavailable or limited in some foreign countries. Litigation may be necessary for us to defend against claims of infringement or to protect our proprietary technology. Additionally, we cannot assure you that third parties will not assert infringement claims against us or, as described above, that our customers will not challenge our data rights in our proprietary technology as constituting technology that was developed in the performance of their contracts.

        RISKS RELATED TO SOURCES AND AVAILABILITY OF RAW MATERIALS

        We outsource most of the manufacturing of subassemblies, and hence do not use significant amounts of raw materials. We purchase manufactured component parts for our assemblies from various suppliers. We are not dependent on any one supplier and maintain back-up suppliers for all critical components. However, any delay in our ability to obtain necessary component parts may affect our ability to meet customer production needs.

ITEM 2.    PROPERTIES

               Information concerning Condor's principal properties at December 31, 2000 is set forth below. Condor leases all of its facilities.

                                                                                  Building     Lease
          Facility(1)               Location                Description           Sq. Feet    Expiration
          --------                  --------                -----------           --------    ----------
Corporate Headquarters(2)....     San Jose, CA       Corporate Headquarters,       110,500      8/2005
                                                     Engineering and Operations      6,754      7/2001
                                  San Jose, CA       Engineering and Operations
Electronic Systems Division..     Simi Valley, CA    Engineering and Operations     43,000      3/2005
Storage Facility (2) ........     San Jose, CA       Offsite Storage                 6,100      3/2001

----------

(1) In addition to the facilities listed, Condor has three domestic sales offices and one international sales office.

(2) Condor will be terminating leases on their San Jose Corporate Headquartered facility and storage facility effective September 2001, at which time it will move into a new 160,000 square facility in Morgan Hill. The lease term for the new facility is from September 2001 to September 2011.

ITEM 3.    LEGAL PROCEEDINGS

               Condor is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business, none of which, in the opinion of management, is expected to have a material adverse effect to Condor's business results of operation or financial condition.

               Condor has been served a subpoena to provide information relevant to technical data supplied in response to a request for proposal from South Korea and in response to two requests for proposals from Sweden. The subpoena arises out of a grand jury proceeding which is investigating potential violations of International Traffic and Arms Regulations. Condor is fully cooperating with the applicable authorities. Condor has retained attorneys in this matter. While there is significant uncertainty as to the ultimate outcome of this matter, Condor's management does not expect that the results of this investigation will have a material adverse effect on Condor's financial position and results of operation.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               During the fourth quarter of 2000, the following items were approved by shareholders holding a majority of the outstanding shares: (1) employment agreements with Kent E. Hutchinson, John L. Taft, Charles Leber, Terry Schmidt, Robert P. Eisenberg and Frederic B. Bassett, (2) Condor Systems, Inc. 1999 Employee Stock Incentive Plan, effective as of December 14, 1999, and the reservation of 2,850,000 shares of Company common stock for awards under such Plan; and (3) Condor Systems, Inc. 1999 Management Stock Incentive Plan, effective as of December 14, 1999, and the reservation of 4,600,000 shares of Company common stock for awards under such Plan.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Condor is a privately held company with no established public trading market for its equity securities. At December 31, 2000, there were approximately 21,365,892 shares of Class A Common Stock, 2,551,053 shares of Class B Common Stock and 26,966,721 shares of Class C Common Stock outstanding.

               On February 9, 2000, Condor sold 100,000 shares of senior Series A1 Preferred Stock, with an aggregate liquidation value of $10,000,000, excluding dividends, to DLJ Merchant Banking Partners II, L.P. (a subsidiary of CS First Boston) and affiliates, Behrman Capital II L.P. and Strategic Entrepreneur Fund L.P. In the second quarter of 2000, Condor sold 3,777 additional shares of senior Series A1 Preferred Stock, with an aggregate liquidation value of $377,700, excluding dividends, to existing shareholders. The proceeds were used to repay existing debt under Condor's senior credit facility. The securities were sold in reliance upon Regulation D promulgated under Rule 506 of the Securities Act of 1933. On March 29, 2001, the Series A1 Preferred Stock was converted into Series A2 Preferred Stock. The Series A2 Preferred Stock has the same rights as the Series A1 Preferred Stock, except that the company is required to redeem the Series A2 Preferred Stock, to the extent it has funds legally available for such payment, on the tenth anniversary of the issue date at a redemption price per share in cash generally equal to the liquidation value, together with accrued and unpaid dividends thereon to the redemption date, without interest. Dividends, when declared, are payable quarterly on Condor's Series A2 Preferred Stock at an annual rate of 15% of the applicable liquidation value of such stock. Dividends will accrete to the liquidation value until 2005, subject to the right of a majority of holders of the Series A2 Preferred Stock to elect that dividends be paid in additional shares of Preferred Stock. After 2005, Condor will be required to pay such dividends in cash.

               Warrants to purchase an aggregate 3,100,000 shares of Class C Common Stock were issued in connection with the Preferred Stock sale and are exercisable in whole or in part at any time at an exercise price of $0.01 per share. The exercise price is payable in cash or a combination of cash, warrants and Class C Common Stock. The warrants expire on April 30, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                        Years Ended
                                                                        December 31,
                                               --------------------------------------------------------------
                                                2000          1999          1998          1997          1996
                                               ------        ------        ------        ------        ------
                                                                    (dollars in millions)
Statement of Operations Data:
   Contract revenues                           $ 97.9        $ 95.9        $101.0        $ 79.6        $ 67.5
   Income (loss) before
       extraordinary item                        (8.6)         (9.4)          2.6          (3.2)        (11.5)
   Extraordinary loss on debt
       repurchase, net of income tax               --           3.6            --            --            --
   Net income (loss)                             (8.6)        (13.0)          2.6          (3.2)        (11.5)

Balance Sheet Data:
   Working capital                               26.0          28.1          29.0          25.1          18.2
   Total assets                                  96.6          90.4          67.9          64.7          50.1
   Total long-term debt (including
       current maturities)                      100.0         100.0          55.8          61.0          43.0
   Mandatorily Redeemable Preferred Stock         9.7            --            --            --            --
   Shareholders' deficit                        (61.3)        (53.5)        (13.0)        (15.9)        (13.7)

Other Financial Data:
   Ratio of earnings to fixed
       charges(1)                                  --            --           1.5            --            --
   EBITDA(2)                                   $  8.0        $  3.9        $ 16.6        $  3.0        $(11.5)
   EBITDA margin                                  8.1%          4.1%         16.4%          3.8%        (17.0%)

(1) For purposes of calculating the ratio of earnings to fixed charges, earnings represents net income (loss) before income taxes plus fixed charges. Fixed charges consist of (a) interest; (b) amortization of debt issuance costs and any discount or premium; and (c) that portion of lease rental expense representative of interest, which is deemed to be one-third of lease rental expense. For the years ended December 31, 2000, 1999, 1997 and 1996 earnings were insufficient to cover fixed charges by $13.1 million, $10.8 million, $5.4 million and $15 million, respectively.

(2) EBITDA is defined as operating income (loss) plus depreciation and amortization. EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flow from operating activities as determined in accordance with generally accepted accounting principles. We believe EBITDA is a useful supplement to net income (loss) and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, our method of computation may or may not be comparable to other similarly titled measures of other companies. Our credit facility requires that we maintain financial leverage and interest coverage ratios as well as comply with other covenants. These covenants include restrictions on dividends and capital expenditures. As a result of these limitations and our debt service requirements, a substantial portion of our EBITDA is not available for discretionary use.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

               We are a leading provider of technologically advanced signal collection and specialized electronic countermeasure products and systems in the Electronic Warfare (EW) industry. We supply a complete line of integrated systems, subsystems and products. These products are used to intercept, identify, locate and analyze radar signals for a variety of military needs, including intelligence, reconnaissance, surveillance, precision targeting, situational awareness and threat warning. Our products and systems are used on high profile airborne, shipboard and ground based platforms. We have established long-term relationships with a wide variety of customers and we supply our products and systems to most of the U.S. intelligence agencies and military services and a number of friendly foreign governments. We also supply the major prime defense contractors.

RESULTS OF OPERATIONS

               Our operating cycle is long-term and involves many types of contracts with varying production delivery schedules. Accordingly, the results of a particular year, or year-to year comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis of our results of operations should be viewed in this context.

                                                         Years Ended December 31,
                                                      2000         1999         1998
                                                     ------       ------       ------
                                                              (in millions)
Contract Revenues                                    $ 97.9       $ 95.9       $101.0

Contract costs                                         68.2         61.8         61.6
                                                     ------       ------       ------
Gross margin                                           29.7         34.1         39.4


    Technology related costs:
      Research and development                          4.5          4.9          4.4
      Amortization of purchased technology              1.3           --          2.5
    Selling, general and administrative                19.4         18.1         20.3

    Other charges:
      Non-recurring severance                           2.0           --           --
      Recapitalization costs                             --          8.8           --
      Restructuring and plant closure costs              --          1.0           --
      Abandoned acquisitions costs                       --          0.3          0.5
                                                     ------       ------       ------
        Operating income                                2.5          1.0         11.7

    Interest and other income                           0.3          0.3          0.2
    Interest expense                                  (16.1)       (12.1)        (7.6)
                                                     ------       ------       ------
        Income (loss) before income taxes and
          extraordinary item                          (13.3)       (10.8)         4.3
                                                     ------       ------       ------
Provision for (benefit of) income taxes                (4.7)        (1.4)         1.7

        Income (loss) before extraordinary item        (8.6)        (9.4)         2.6
                                                     ------       ------       ------
Extraordinary loss on debt retirement, net of
    income tax benefit of $.5 in 1999                    --          3.6           --
                                                     ------       ------       ------
        Net income (loss)                            $ (8.6)      $(13.0)      $  2.6
                                                     ======       ======       ======

        2000 COMPARED TO 1999

        CONTRACT AWARDS

               Contract awards for the twelve months ended December 31, 2000 were $129.2 million compared to $88.9 million for calendar year 1999, an increase of $40.3 million or 45%. This significant increase in awards was fueled by several large domestic and international awards.

               The percentage of contract awards derived from international awards was approximately 46% for 2000 as compared to approximately
29% for

1999. The percentage of contract awards derived from domestic awards was approximately 54% for calendar year 2000 as compared to approximately 71% for calendar year 1999.

        BACKLOG

               Condor's funded backlog was $83.8 million at December 31, 2000 and $55.9 million at December 31, 1999. Funded backlog does not include unexercised contract options which represent the amount of revenues which would be recognized from the performance of contract options that may be exercised by customers under existing contracts and from purchase orders to be issued under indefinite quantity contracts or basic ordering agreements. Although Condor believes the backlog orders are firm, the U.S. Government and foreign governments may unilaterally modify or terminate the contracts associated with such backlog orders.

        CONTRACT REVENUES

               Contract revenues for the twelve months ended December 31, 2000 were $97.9 million compared to $95.9 million for the twelve months ended December 30, 1999, an increase of $2.0 million or 2%. The increase in contract revenues was due to increased contract revenues from our Airborne Electronic Support Measure systems and Spares and Repairs that were offset by a decrease in Airborne Electronic Intelligence systems, Ground and Range systems, Ocean systems and Specialized Electronic Counter Measure systems.

               The percentage of contract revenues that were derived from sole source contracts for 2000 and 1999 was approximately 80% and 79%, respectively. The percentage of sole source contract revenues increased in 2000 primarily due to increased activities on our Ocean Systems programs.

               The percentage of contract revenues that were derived from international sales for 2000 and 1999 was approximately 42% and 35%, respectively. The percentage of contract revenues that were derived from international sales increased due to activities on our programs involving Ocean systems and Ground and Range systems.

               For the twelve months ended December 31, 2000 and 1999, approximately 96% of contract revenues were derived from fixed price contracts. The remaining contracts in 2000 were primarily time and material 3% and cost plus contracts at 1%.

               During 2000, our largest program represented approximately 9% of contract revenues and no other program represented more than 7% of contract revenues for the year. By comparison, in 1999, our largest program represented approximately 10% of contract revenues and no other program represented more than 8% of contract revenues for the year. These concentration percentages will fluctuate during any quarter or year due to the timing of manufacturing and delivery of products under various contracts. We expect the concentration percentage to remain relatively constant over the long term with occasional yearly variations.

        GROSS MARGIN

               Gross margin for the twelve months ended December 31, 2000 was $29.7 million compared to $34.1 million for the twelve months ended December 1999, a decrease of $4.4 million or 13%. Gross margin as a percent of contract revenues decreased from 36% in 1999 to 30% in 2000.

               The lower margin reflects the impact of an increase in costs on certain fixed price contracts. These cost increases were primarily related to the software development and integration on the development portion of programs. Further, we had higher than anticipated overhead expense allocations due to a lower than anticipated business base coupled with a generally higher level of overhead costs driven by administrative needs.

               Our gross margin will continue to fluctuate in the future due to factors inherent in the government contracting business. These factors include the timing of the incurrence of direct costs and the leveraging of fixed overhead costs over a greater volume of contract revenues and the mix of production and development programs.

        RESEARCH AND DEVELOPMENT

               We conduct research and development activities under customer contract funding and with Independent Research and Development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In 2000, we spent approximately $4.5 million, down slightly from 1999 but consistent with the spending in 1998. A substantial portion of this amount represents General and Administrative costs, which are allowable under U.S. Government contracts.

        SELLING, GENERAL AND ADMINISTRATIVE

               Selling, general and administrative expenses for the twelve months ended December 31, 2000 were $19.5 million compared to $18.1 million for the twelve months ended December 31, 1999, an increase of $1.4 million or 8%. Selling, general and administrative expenses as a percentage of contract revenues remained the same at 19%. The dollar increase in selling, general and administrative expenses is primarily attributable to increases in certain incentive compensation accruals and marketing costs.

        OTHER CHARGES

               During the first quarter of 2000, the Board of Directors elected to terminate the employment agreement of the President and Chief Executive Officer. Pursuant to the terms of our employment agreement with him, we recognized approximately $1.5 million in severance related costs during the first quarter of 2000. The severance package will be paid over a two-year period commencing July 1, 2000. In addition, the employment agreement of the Chief Financial Officer was terminated in December 2000. The severance related cost, pursuant to the terms of the contract, was $0.5 million which we recognized in the fourth quarter of 2000. The benefit will be paid out over eight quarters commencing with the first quarter of 2001.

        INTEREST EXPENSE

Interest expense for 2000 was $16.1 million compared to $12.1 million for 1999. Interest expense as a percentage of contract revenues increased from 13% in 1999 to 16% in 2000. This increase is primarily due to increased levels in our outstanding debt primarily as a result of the 1999 Recapitalization, increased usage of our credit facility and liquidated damages of $0.6 million associated with the senior subordinated notes. The liquidated damages were paid to the holders of the old notes due to delays in the registration statement process relating to the senior subordinated notes.

        PROVISION FOR INCOME TAXES

               The benefit that we recognized for income taxes in 2000 was $4.8 million compared to a benefit of $1.9 million in 1999. Our effective tax rate for 2000 was a benefit of 36% versus a benefit of 13% in 1999. The increase in the benefit as a percentage of the pre-tax loss in 2000 versus 1999 can be largely attributed to non-deductible costs associated with the recapitalization in 1999.

               We had substantial tax credit and operating loss carry forwards as of December 31, 2000. We recognized the benefit of the operating loss carry forwards for financial statements purposes. However, we provided a valuation allowance for the federal and state tax credit carry forwards for financial statement purposes because we anticipated that we would be limited in the use of these tax credit carry forwards due to minimum tax and credit limitations.

        1999 COMPARED TO 1998

        CONTRACT AWARDS

               Contract awards for the twelve months ended December 31, 1999, were $88.9 million, compared to $104.2 million for the twelve months ended December 31, 1998, a decrease of $15.3 million, or 15%. The 1999 results include the contract awards of ARGOSystems and Signal Sciences subsequent to the dates of acquisition of $10.3 million, including acquired backlog of $5.5 million. The decline in contract awards is primarily due to customer delays in ordering our products due to unanticipated funding and contract bottlenecks, export license delays and, to a lesser extent, system delivery delays on certain key programs. We typically are awarded a few significant contracts during the course of the year and the timing of these awards can cause significant fluctuations in the results of any interim or annual period.

               As part of our business strategy, we continually invest in development programs and proprietary research and development efforts to develop next generation systems to grow our business. During 1998, we completed development of the Shortstop Electronic Protection System. Subsequent to the completion of the development, we have received $18.3 and $9.3 million in production awards during 1999 and 1998, respectively. We are continuing to develop our next generation of New Technology Electronic Support Measures Systems and multi-channel processor systems. While we had not yet completed development of these products, during 1999, we received $2.9 and $11.5 million of production awards for the New Technology Electronic Support Measures System and multi-channel processor systems, respectively. We expect that the level of awards for these new systems will continue to grow in the near future. In addition to these new systems, we also experienced increases in our Catalog, Spares and Repairs contract awards. However, these increases were offset by decreases in Ocean Systems, Airborne Electronic Support Measures Systems, Airborne Electronic Intelligence Systems and Ground and Range Systems.

               The percentage of contract awards derived from international awards was approximately 29% and 42% of the total contract awards for the twelve months ended December 31, 1999 and 1998, respectively. This percentage decrease of international awards resulted primarily from the absence of the significant New Technology Electronic Support Measures Systems development award that we received in 1998 and delays in production awards that we anticipated in 1999.

               We anticipate that we will continue to increase our annual contract awards principally through expansion into new market segments that result from our acquisition strategy and to a lesser extent from growth in current market segments. The growth in our current market segments will continue to be dependent upon strong customer relationships and the introduction of new high performance and cost effective products that are based on state-of-the-art technology.

        BACKLOG

               We had funded backlog at December 31, 1999 of $55.9 million compared to funded backlog of $62.9 million at December 31, 1998. Approximately 58% and 45% of our backlog for 1999 and 1998, respectively, was derived from domestic contracts. Approximately 78% of our backlog at December 31, 1998 was realized as contract revenues during the year ended December 31, 1999. The decrease in backlog from 1998 reflects the decrease in the amount of new contract awards and fluctuations in the timing of the receipt of new contract awards previously described.

        CONTRACT REVENUES

               Contract revenues for the twelve months ended December 31, 1999 were $95.9 million compared to $101.0 million for the twelve months ended December 31, 1998, a decrease of $5.1 million, or 5%. The 1999 results include the contract revenues of ARGOSystems and Signal Sciences subsequent to the dates of acquisition of $2.6 million. The decrease in contract revenues is a reflection of the delay in the contract awards previously described and continued efforts on development programs. The decreases were primarily from our Airborne Electronic Intelligence Systems, Ground and Range Systems and Specialized Electronic Countermeasures that were substantially offset by increases in Airborne Electronic Support Measures Systems, Ocean Systems and Antennas and Spares and Repairs contract revenues.

               As a result of our investments in development programs, proprietary research and development efforts and strong customer relationships, our products are utilized in a number of mission critical programs that have generated significant follow-on business. Typically, as the incumbent, we are awarded this follow-on business on a sole source basis. The percentage of contract revenues that were derived from sole source contracts for the twelve months ended December 31, 1999 and 1998 was approximately 79% and 77%, respectively. The percentage of sole source contract revenues remained relatively stable due to a decline in our contract awards in the international marketplace where the majority of contracts are subject to competitive bidding. We expect that the percentage of sole source revenues will continue to decline slightly in the future as a result of our continued efforts in the international marketplace. The percentage of contract revenues that were derived from international sales for 1999 and 1998 was approximately 35% and 34%, respectively.

               During the twelve months ended December 31, 1999 and 1998, approximately 96% and 97%, respectively, of contract revenues were derived from fixed price contracts. The remaining contracts were primarily time and material and, to a lesser extent, cost plus contracts.

               For the twelve months ended December 31, 1999, our largest program represented approximately 10% of contract revenues and no other program represented more than 8% of contract revenues for those twelve months. By comparison, for the twelve months ended December 31, 1998, our largest program represented approximately 7% of contract revenues and no other program represented more than 6% of contract revenues for those twelve months. These program concentrations are higher during any interim period due to the timing of manufacturing and delivery of products under various contracts.

        GROSS MARGIN

               Gross margin for the twelve months ended December 31, 1999 was $34.1 million compared to $39.4 million for the twelve months ended December 31, 1998, a decrease of $5.3 million, or 13%. Gross margin as a percentage of contract revenues decreased to 36% in 1999 from 39% in 1998. Historically, our program mix has included approximately 20% in development programs and generated a gross margin as a percentage of contract revenues of between 34% and 36%. Our development programs are typically unprofitable or break-even after allocating overhead, administrative and other indirect costs.

               The 1999 results include the gross margin of ARGOSystems and Signal Sciences subsequent to the dates of acquisition of $1.2 million. The gross margin percentage on their contract revenues of 46% reflects the initial cost savings derived from the rationalization of ARGOSystems that were partially offset by the lower margins of Signal Sciences.

               In addition to the impact of the acquisitions, the gross margin in 1999 reflects a moderation in the leveraging of our fixed overhead costs over our contract revenue base and changes in our program mix. The contract revenues from development programs were approximately 20% and 12% in 1999 and 1998, respectively. We believe that the percentage of contract revenues represented by development programs was unusually low in 1998 and expect that such contract revenues from development programs will return to historical levels in future years. The reduction of our gross margin in 1999 is also the result of $5.3 million in increased cost revisions related to software development costs on certain development programs. These programs involve significantly more complex development efforts that our prior programs. We are nearing the completion of these development programs and anticipate completion by the second quarter of 2000. The higher gross margins for the twelve months ended December 31, 1998 reflect the concentration of efforts on production programs that have higher gross margins than development programs, but also the absence of any significant upward cost revisions to our cost estimates for any development programs.

        RESEARCH AND DEVELOPMENT

               Internally funded research and development increased to $4.9 million for the twelve months ended December 31, 1999 as compared to $4.4 million for the twelve months ended December 31, 1998, primarily as a result of development costs incurred for our New Technology Electronic Support Systems. During 1998, we completed development of the Shortstop Electronic Protection Systems. The amortization of purchased technology in 1998 related to the command and control and communication systems acquired from the Whittaker Corporation while the amortization of purchased technology in 1999 related to signal processing systems acquired from Allen Telecom. The increase in research and development expense incurred in connection with long-term fixed price contracts, which is reflected in contract costs, primarily relates to development of multi-channel processor systems.

        SELLING, GENERAL AND ADMINISTRATIVE

               Selling, general and administrative expenses for the twelve months ended December 31, 1999 were $18.1 million compared to $20.3 million for the twelve months ended December 31, 1998, a decrease of $2.2 million, or 11%. Selling, general and administrative expenses as a percentage of contract revenues declined to 19% in the twelve months ended December 31, 1999 from 20% in the twelve months ended December 31, 1998. The dollar and percentage decrease in selling, general and administrative expenses is primarily attributable to higher spending levels in 1998 related to systems development work associated with our Year 2000 compliance program as well as reductions in certain incentive compensation accruals and discretionary spending in 1999.

        OTHER CHARGES

               In November 1999, we announced a decision to restructure the organization and operation of our marketing, engineering and program management units. We recognized approximately $0.3 million for severance related costs during the fourth quarter of 1999. The Company completed the restructuring in 1999 and all significant claims were settled during 2000.

               During the third quarter of 1999, we incurred various costs and expenses that approximated $0.3 million for our due diligence and other acquisition related activities that related to several potential acquisitions, the largest of which was the government based business units of Stanford Telecommunications, Inc. We terminated our letters of intent with the acquisition targets due to various operating and financing considerations. We have charged the related costs to operations during the third quarter of 1999.

               In April 1999, we consummated the 1999 recapitalization. In connection with the recapitalization, we incurred various costs and expenses that aggregated approximately $21.4 million (pre-tax), including $18.0 million of total fees and expenses. Approximately $10.9 million was due to general fees and expenses and $7.1 million was related to fees and expenses of shareholders. Of the total fees and expenses, $10.0 million was expensed during the second quarter of 1999 and the remaining $8.0 million was capitalized as deferred financing costs. These deferred financing costs will be amortized over ten years, the term of the notes. In addition to these fees and expenses, we have charged approximately $2.0 million of deferred financing costs, $0.7 million of unamortized debt discount related to stock warrants and $0.8 million of stock compensation costs related to terminated stock options to operations during the second quarter of 1999. As a result, we recorded pre-tax charges of $8.8 million for recapitalization costs and $4.2 million for debt repurchase costs during the second quarter of 1999. The costs associated with the early extinguishment of debt have been reflected as an extraordinary item in the financial statements. In addition, we had recorded a $0.5 million charge during the fourth quarter of 1998 related to abandoned acquisition costs.

               In January 1999, we announced a decision to close our facilities located in Sterling, Virginia. We recognized approximately $0.9 million of other costs during the first quarter of 1999. This provision includes severance, facility costs, closure costs and other potential contractual claims. During the fourth quarter of 1999, we reclassified $0.2 million of our provision that was related to the contractual claims to contract costs. We closed the facility in 1999 and anticipate that all significant costs will be settled during 2000.

               In October 1998, we executed an asset purchase agreement to acquire the assets of the Applied Technology Division of Litton Industries, Inc. for approximately $120 million. We conducted our due diligence and financing efforts until January 1999. In January 1999, we allowed the agreement to terminate due to changes in certain conditions. We charged approximately $0.5 million to operations for costs incurred in connection with our evaluation of Applied Technology Division.

        INTEREST AND OTHER INCOME

               Interest and other income increased to $0.3 million for the twelve months ended December 31, 1999 from $0.2 million for the twelve months ended December 31, 1998. This increase reflects the investment income derived from the short-term investment of our cash balances.

        INTEREST EXPENSE

               Interest expense for the twelve months ended December 31, 1999 was $12.1 million compared to $7.6 million for the twelve months ended December 31, 1998. Interest expense as a percentage of contract revenues increased to 13% in 1999 from 8% in 1998. This increase is primarily due to increased levels in our outstanding debt primarily as a result of the 1999 recapitalization and related financing.

        PROVISION FOR INCOME TAXES

               The benefit that we recognized for income taxes in the twelve months ended December 31, 1999 was $1.9 million compared to a provision of $1.7 million for the twelve months ended December 31, 1998. Approximately $0.5 million of the 1999 benefit was allocated to the extraordinary loss on debt retirement.

               Our effective tax benefit was 13% in 1999 while our effective tax rate was 39% in 1998. Our effective tax benefit for 1999 is lower than the federal statutory rate due principally to nondeductible recapitalization expenses and a valuation allowance for investment tax credits. Our effective tax rate for 1998 was higher than the federal statutory rate due to state income tax provisions that exceeded the benefit recognized for research and development tax credits.

               We had substantial tax credit and operating loss carry forwards as of December 31, 1999. We recognized the benefit of the operating loss carry forwards for financial statements purposes. However, we provided a valuation allowance for the federal and state tax credit carry forwards for financial statement purposes because we anticipated that we would be limited in the use of these tax credit carry forwards due to minimum tax and credit limitations.

        NET INCOME (LOSS)

               Our net loss increased $15.6 million to $13.0 million in 1999 compared to net income of $2.6 million. This increase was primarily due to decreases in contract revenues and gross margin, other charges related to the 1999 recapitalization and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

               Our primary sources of liquidity continue to be funds provided by external financing from ten-year senior subordinated notes and the five-year revolving credit facility entered in 1999. In connection with the 1999 recapitalization, we issued an aggregate of $100 million of 11 7/8% Series A Senior Subordinated Notes that are due in full in May 2009. These notes are general, unsecured obligations of the Company that are junior to the revolving credit facility and any other senior indebtedness. Interest payments are due semi-annually in May and November.

               During 1999, we entered into a new revolving credit facility. This revolving credit facility has a total borrowing capacity of $50 million that provides for loans and letters of credit and has a five-year term to April 2004. Through February 9, 2000, the loans under the revolving credit facility bore interest, at our option, at the prime rate plus 2.25% or LIBOR plus 3.50% while the standby and performance letter of credit fees were 3.50%, trade letter of credit fees were 1.75% and the commitment fee on the unused portion of the revolving credit facility was 1.50% per annum. On February 9, 2000, we entered into an amendment of the revolving credit facility. Pursuant to the amendment, subsequent to February 9, 2000, the applicable margins over the prime rate and LIBOR increased to 2.75% and 4.0%, respectively, while the standby letters of credit increased to 4.0%, trade letter of credit fees increased to 2.0% and the commitment fee on the unused portion of the revolving credit facility increased to 2.0% per annum. These increased margins and commitment fees can decrease based upon reductions in net funded indebtedness leverage ratios. In addition, we agreed to additional restrictions on the utilization of the revolving credit facility for acquisition financing and to limit the availability of loans under the revolving credit facility to a borrowing base.

               Loans outstanding under the revolving credit facility aggregated to $17.5 million and $17 million at December 31, 2000 and 1999, respectively. We had additional loan availability of approximately $3.8 million and $2.2 million at December 31, 2000 and 1999, respectively. Letters of credit outstanding under the revolving credit facility aggregated to $28.7 million at December 31, 2000 and $20.1 million at December 31, 1999.

               In connection with the amendment of our revolving credit facility on February 9, 2000, we, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Behrman Capital L.P. ("Behrman") entered into a subscription agreement for the purchase of preferred stock. Under the terms of this subscription agreement, DLJ and Behrman invested an additional $10 million through the purchase of Series A1 Preferred Stock. In addition, we received $0.4 million from the sale of the Series A1 Preferred Stock to other existing shareholders. The Series A1 Preferred Stock was converted into the Series A2 mandatorily redeemable preferred stock in 2001. The Series A2 Preferred Stock is non-voting, cumulative and accretes dividends at an annual rate of 15%. Dividends will accrete to the liquidation value until 2005, subject to the right of a majority of holders of the Series A2 Preferred Stock to elect that dividends be paid in additional shares of Preferred Stock. After 2005, Condor will be required to pay such dividends in cash. We were required to utilize the $10 million in proceeds from the issuance of Series A1 Preferred Stock to pay down the loans outstanding under the revolving credit facility.

               The obligations under the revolving credit facility are guaranteed by all of the Company's existing and future domestic subsidiaries. They are also secured by substantially all of our assets. We are required to maintain certain financial leverage and interest coverage ratios, as well as comply with certain other covenants. These covenants include restrictions on additional borrowings and operating leases, certain stock transactions and dividends, as well as capital expenditures.

               We were not in compliance with certain financial leverage covenants of the revolving credit facility as of December 31, 2000 and have obtained a waiver from the bank in an amendment to the credit facility effective April 12, 2001 for such non-compliance. In addition, we renegotiated the covenants for future periods. Starting in 2001, the existing financial leverage covenants under the facility were relaxed and additional financial covenants were added. We believe we can comply with the new covenants for the remaining term of the credit facility.

               In addition we raised gross proceeds of $10.1 million in April 2001 from an offering of 15% Senior Discount Notes to our principal shareholders. We expect to incur expenses of approximately $.8 million in connection with this financing and the amendment to the revolving credit facility. The notes are due on April 1, 2011. Under the terms of the notes, no interest will accrue prior to April 1, 2005. From April 1, 2005, interest will accrue at a compounded rate of 15% per year and will be paid at maturity. Interest will be paid in cash semiannually in arrears on April 1 and October 1 in each year commencing on October 1, 2005. Proceeds from the Senior Discount Notes will be used to pay down the balance under the revolving credit facility. We anticipate that existing cash together with available borrowings under the revolving credit facility will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due through at least March 31, 2002. However, general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control may affect our future operating performance.

               Working capital was $26.0 million at December 31, 2000, compared to $28.1 million at December 31, 1999. We believe that we will continue to require working capital consistent with past experience and that the current levels of working capital together with borrowings available under the credit facility will be sufficient to meet expected liquidity needs through at least March 31, 2002.

               Cash flows used in operating activities were $6.0 million in 2000 compared to $21 million in 1999. Cash flow provided by operating activities were $15.4 million in 1998. Cash flows from operations in 2000 were adversely affected as a result of performance issues and cost overruns on certain large, fixed price contracts. In addition, our cash flows from operations were negatively affected by billing terms on certain contracts. These billing terms include milestone billings for which we cannot bill the customer until we have completed delivery, and progress billing terms, for which the Company can invoice up to 90% of costs incurred. Under contracts with progress billing terms, the Company cannot bill for the remaining 10% of costs incurred and all profit until the contract is complete.

               The fluctuations in cash flows from operating activities for the year ended December 31, 1999 compared to 1998 is primarily due to fees and expenses of $19.2 million incurred in connection with 1999 recapitalization. In addition, changes in levels of contract receivables, margins and other charges from acquisitions, system delivery delays and delays in certain development programs resulted in significant increase in cash used in operations in 1999.

               Cash flows utilized in investing activities were $5.8 million in 2000 compared to $2.8 million used during 1999 and $6.5 million used during 1998. These investing activities primarily related to capital expenditures and acquisitions. There were not any significant capital commitments at December 31, 2000. The senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted under the senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and businesses of our continuing operations. We continually monitor our capital spending in relation to current and anticipated business needs. Our operations typically do not require large capital expenditures and we anticipate that capital spending will remain relatively consistent except for requirements relating to acquisitions.

               Cash provided from financing activities were $10.3 million in 2000 compared to $25.5 million provided by financing activities during 1999 and $5.4 million used during 1998. The cash provided by our financing transactions in 2000 is primarily related to the proceeds from the preferred stock offering. These sources of financing were primarily offset by the repurchase of common stock and pay down of our bank borrowings. The cash provided by our financing activities in 1999 is primarily related to the 1999 recapitalization, and increase in borrowings of $17 million from the line of credit.

               Cash paid for interest was $15.6 million in 2000 compared to $11.6 million in 1999 and $6.7 million in 1998. Interest expense has increased substantially as a result of the 1999 recapitalization.

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

               Our business is seasonal, in part, as a result of U.S. Government spending patterns, with most U.S. Government contract awards being received in the third and fourth quarters. The timing of the receipt of domestic awards has a corresponding impact on the timing of contract performance and contract revenues. During 2000, 50% of contract revenues and 17% of EBITDA was generated in the third and fourth quarters. By comparison during 1999 and 1998, an average of 60% of contract revenues and 61% of EBITDA was generated in the third and fourth quarters, in each case with significantly greater portions in the fourth quarter.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               Condor has financial instruments that are subject to interest rate risk, principally short-term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments. Based on the current holdings of short-term investments at December 31, 2000, the exposure to interest rate risk is not material. The fixed rate debt obligations issued by Condor are generally not callable until maturity.

               Condor is also subject to foreign currency exchange rate risk relating to receipts from customer and payments to suppliers in foreign currencies. As of December 31, 2000, the amount of receipts and expenditures that are contracted in foreign currencies, and market risk exposure relating to currency exchange, was not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants ........................................... 39

Consolidated Balance Sheets as of December 31, 2000 and 1999 ................ 40

Consolidated Statements of Operations for the years ended December 31, 2000,
      1999 and 1998 ......................................................... 41

Consolidated Statements of Mandatorily Redeemable Preferred Stock
      and Shareholders' Deficit for the years ended December 31, 2000,
      1999 and 1998 ......................................................... 42

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
      1999, and 1998 ........................................................ 43

Notes to Consolidated Financial Statements .................................. 44

Schedule II: Valuation and Qualifying Accounts and Reserves ................. 73

Unaudited Quarterly Supplementary Financial Data ............................ 74

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Condor Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Condor Systems, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

San Jose, California
March 22, 2001, except as to Note 19,
for which the date is April 12, 2001

                              CONDOR SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                     DECEMBER 31,
                                                                              -------------------------
                                                                                2000            1999
                                                                              ---------       ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                $   4,597       $   6,000
     Restricted cash                                                              1,164           1,969
     Contract receivables, net                                                   54,196          54,285
     Inventories                                                                  4,374           3,101
     Income taxes receivable                                                         --           1,647
     Deferred income taxes                                                        8,759           4,356
     Other current assets                                                         1,171             707
                                                                              ---------       ---------

        Total current assets                                                     74,261          72,065
Property and equipment, net                                                       7,718           7,528
Purchased technology rights, net of accumulated amortization
     of $1,251 and $25 in 2000 and 1999, respectively                             3,569             575
Deferred income taxes                                                             3,291           1,763
Other assets, net                                                                 7,731           8,512
                                                                              ---------       ---------
           Total assets                                                       $  96,570       $  90,443
                                                                              =========       =========
               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Bank borrowings                                                          $  17,500       $  17,088
     Accounts payable                                                            12,507          13,568
     Accrued expenses                                                            16,416          12,275
     Customer contract advances                                                   1,829           1,010
                                                                              ---------       ---------
        Total current liabilities                                                48,252          43,941
Subordinated notes                                                              100,000         100,000
                                                                              ---------       ---------
        Total liabilities                                                       148,252         143,941
                                                                              ---------       ---------
Commitments and contingencies (Notes 4 and 10)
Mandatorily Redeemable Preferred Stock, no par value in 2000:
     Authorized: 10,000 shares
     Series A Shares: 300 designated; 104 issued and outstanding in 2000          9,656              --
Shareholders' Deficit:
Common Stock, par value $1.00 in 2000
Authorized: 130,000 shares;
     Class A Shares: 60,000 designated; 21,366 issued and
        outstanding in 2000 and 21,408 issued and outstanding in 1999            22,387          21,408
     Class B Shares: 10,000 designated; 2,551 issued and
        outstanding in 2000 and 1999                                              2,551           2,551
     Class C Shares: 60,000 designated; 26,967 issued and
        outstanding in 2000 and 26,949 issued and outstanding in 1999            26,949          26,949
Class C Common Stock warrants                                                     2,159              --
Notes receivable for stock                                                       (1,347)         (1,179)
Deferred stock compensation                                                        (773)             --
Accumulated deficit                                                             (23,149)        (13,112)
Distribution in excess of net book value (Note 1)                               (90,115)        (90,115)

                                                                              ---------       ---------
        Total shareholders' deficit                                             (61,338)        (53,498)
                                                                              ---------       ---------
        Total liabilities, Mandatorily Redeemable Preferred Stock
           and shareholders' deficit                                          $  96,570       $  90,443
                                                                              =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CONDOR SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)

                                                              Years Ended December 31,
                                                      -----------------------------------------
                                                        2000            1999            1998
                                                      ---------       ---------       ---------
Contract Revenues                                     $  97,852       $  95,906       $ 101,042

Costs and operating expenses:
   Contract costs                                        68,235          61,808          61,660
   Technology related costs:
      Research and development                            4,477           4,939           4,360
      Amortization of purchased technology                1,226              25           2,489
   Selling, general and administrative                   19,465          18,125          20,341
   Other charges:
      Non-recurring severance                             2,031              --              --
      Recapitalization costs                                 --           8,754              --
      Restructuring and plant closure costs                  --             975              --
      Abandoned acquisitions costs                           --             250             513
                                                      ---------       ---------       ---------

                                                         95,434          94,876          89,363
                                                      ---------       ---------       ---------

         Operating income                                 2,418           1,030          11,679

   Interest and other income                                254             330             237
   Interest expense                                     (16,053)        (12,121)         (7,654)
                                                      ---------       ---------       ---------

         Income (loss) before income taxes and
           extraordinary item                           (13,381)        (10,761)          4,262

Provision for (benefit of) income taxes                  (4,782)         (1,376)          1,662
                                                      ---------       ---------       ---------

         Income (loss) before extraordinary item         (8,599)         (9,385)          2,600

Extraordinary loss on debt retirement, net of
   income tax benefit of $537 in 1999                        --           3,652              --
                                                      ---------       ---------       ---------

         Net income (loss)                            $  (8,599)      $ (13,037)      $   2,600
                                                      =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CONDOR SYSTEMS, INC.
       CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK
                           AND SHAREHOLDERS' DEFICIT
                             (amounts in thousands)


                                               Mandatorily
                                                Redeemable                                                 Class C
                                             Preferred Stock      Preferred Stock         Common Stock      Common
                                            ------------------   ------------------    ------------------   Stock
                                             Shares    Amount     Shares    Amount      Shares    Amount   Warrants
                                            --------  --------   --------  --------    --------  --------  --------
Balances at January 1, 1998                                        11,000  $ 12,000    51,000    $ 14,943

Issuance of Class A Common Shares                                                         125         325
Deferred stock compensation                                                                           142
Deferred stock compensation amortization
Net Income
                                            --------  --------   --------  --------    -------- ---------  --------

Balances, December 31, 1998                                        11,000    12,000    51,125      15,410

Issuance of Class A Common Stock                                                       21,408      21,408
Issuance of Class B Common Stock                                                        2,551       2,551
Issuance of Class C Common Stock                                                       26,949      26,949
Reorganization and distribution to
   Shareholders                                                   (11,000)  (12,000)  (51,125)    (15,410)
Net Loss
                                            --------  --------   --------  --------    --------  --------  --------

Balances, December 31, 1999                                            --        --     50,908     50,908

Issuance of Preferred Stock                      104     8,004                                             $  2,373
Accretion of Mandatorily Redeemable
   Preferred Stock dividends                             1,438
Accretion for warrants issued with
   Mandatorily Redeemable Preferred Stock                  214                                                 (214)
Repurchase of Class A Common Stock                                                        (589)      (297)
Deferred stock compensation on grant of
   Class A Restricted Common Stock                                                         589        589
Issuance of options to GTP                                                                            729
Amortization of deferred stock compensation
Exercise of Class C Common Stock Warrants                                                   18         --
Cancellation of Class A Common Stock                                                       (42)       (42)
Net Loss
                                            --------  --------   --------  --------    --------  --------  --------

Balances, December 31, 2000                      104  $  9,656         --        --     50,884   $ 51,887  $  2,159
                                            ========  ========   ========  ========    =======   ========  ========

                                                                                  Retained     Distributions
                                                   Shareholder      Deferred      Earnings       in Excess         Total
                                                      Notes           Stock     (Accumulated       of Net      Shareholders'
                                                    Receivable    Compensation     Deficit)      Book Value       Deficit
                                                   ------------   ------------  ------------   --------------  -------------
Balances at January 1, 1998                                --             --       $   (429)      $(42,419)      $(15,905)

Issuance of Class A Common Shares                                                                                     325
Deferred stock compensation                                         $   (142)                                          --
Deferred stock compensation amortization                                   4                                            4
Net Income                                                                            2,600                         2,600
                                                     --------       --------       --------       --------       --------

Balances, December 31, 1998                                --           (138)         2,171        (42,419)       (12,976)

Issuance of Class A Common Stock                                                                                   21,408
Issuance of Class B Common Stock                     $ (1,179)                                                      1,372
Issuance of Class C Common Stock                                                                                   26,949
Reorganization and distribution to
   Shareholders                                                          138         (2,246)       (47,696)       (77,214)
Net Loss                                                                            (13,037)                      (13,037)
                                                     --------       --------       --------       --------       --------

Balances, December 31, 1999                            (1,179)            --        (13,112)       (90,115)       (53,498)

Issuance of Preferred Stock                              (168)                                                      2,205
Accretion of Mandatorily Redeemable
   Preferred Stock dividends                                                         (1,438)                       (1,438)
Accretion for warrants issued with
   Mandatorily Redeemable Preferred Stock                                                                            (214)
Repurchase of Class A Common Stock                                                                                   (297)
Deferred stock compensation on grant of
   Class A Restricted Common Stock                                      (589)                                          --
Issuance of options to GTP                                              (729)                                          --
Amortization of deferred stock compensation                              503                                          503
Exercise of Class C Common Stock Warrants                                                                              --
Cancellation of Class A Common Stock                                      42                                           --
Net Loss                                                                             (8,599)                       (8,599)
                                                     --------       --------       --------       --------       --------

Balances, December 31, 2000                          $ (1,347)      $   (773)      $(23,149)      $(90,115)      $(61,338)
                                                     ========       ========       ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CONDOR SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                      Years ended December 31,
                                                                              -----------------------------------------
                                                                                2000            1999            1998
                                                                              ---------       ---------       ---------
Cash flows from operating activities:
            Net income (loss)                                                 $  (8,599)      $ (13,037)      $   2,600
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                               3,943           3,476           3,291
      Amortization of purchased technology                                        1,226              25           2,485
      Non cash charges related to 1999 Recapitalization                              --           2,602              --
      Amortization of deferred stock compensation                                   503              --               4
      Other                                                                      (5,931)             59             281
      Changes in assets and liabilities, net of effects of acquisitions:
         Contract receivables, net                                                1,429          (9,441)            633
         Inventories                                                             (3,179)         (1,047)            713
         Other assets                                                               324             (99)           (241)
         Accounts payable                                                        (1,061)          2,163           1,951
         Accrued expenses                                                         2,948           1,337              37
         Income taxes payable and receivable                                      1,647          (2,790)            322
         Customer contract advances                                                 819          (4,282)          3,392
                                                                              ---------       ---------       ---------
            Net cash provided by (used in) operating activities                  (5,931)        (21,034)         15,468
                                                                              ---------       ---------       ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                            (4,900)         (3,553)             --
   Additions to property and equipment                                           (1,701)         (1,206)         (2,502)
   Maturity of restricted cash                                                    1,969           2,006              --
   Investment in restricted cash                                                 (1,164)             --          (3,975)
                                                                              ---------       ---------       ---------
            Net cash used in investing activities                                (5,796)         (2,753)         (6,477)
                                                                              ---------       ---------       ---------

Cash flows from financing activities:
   Proceeds from the sale of Mandatorily Redeemable Preferred Stock              10,209              --              --
   Proceeds from sale of Common Stock                                                --          43,321              --
   Repurchase of Class A Common Stock                                              (297)             --              --
   Distributions to shareholders                                                     --         (70,742)             --
   Net proceeds from long-term debt                                                  --         100,000              --
   Payments of debt issuance costs                                                   --          (7,630)             --
   Payments on long-term debt                                                        --         (51,550)         (5,370)
   Payments on subordinated debt                                                     --          (5,000)             --
   Proceeds from revolving line of credit                                        13,500          17,088           2,000
   Payments on revolving line of credit                                         (13,088)             --          (2,000)
                                                                              ---------       ---------       ---------
            Net cash provided by (used in) financing activities                  10,324          25,487          (5,370)
                                                                              ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                             (1,403)          1,700           3,621
Cash and cash equivalents, beginning of year                                      6,000           4,300             679
                                                                              ---------       ---------       ---------
Cash and cash equivalents, end of year                                        $   4,597       $   6,000       $   4,300
                                                                              =========       =========       =========

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
      Interest paid                                                           $  15,634       $  11,587       $   6,733
                                                                              =========       =========       =========
      Income taxes refunded (paid)                                            $   1,679       $    (815)      $    (949)
                                                                              =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 1. DESCRIPTION OF BUSINESS

Condor Systems, Inc. ("Condor" or the "Company") is a leading provider of technologically advanced signal collection and specialized electronic countermeasure products and systems in the electronic warfare industry. The Company supplies a complete line of integrated systems, subsystems and products that are used to intercept, identify, locate and analyze radar signals for a variety of military needs, including intelligence, reconnaissance, surveillance, precision targeting, situational awareness and threat warning.

1999 RECAPITALIZATION

In April 1999, the Company consummated a recapitalization and merger in which it was acquired by DLJ Merchant Banking Partners II, L.P. (a subsidiary of CS First Boston) and related entities ("DLJ"), Behrman Capital II, L.P. and related entities ("Behrman") and Global Technology Partners, LLC ("GTP") for approximately $144 million, including debt refinanced and related fees and expenses. Prior to the acquisition, Behrman owned all of Condor's outstanding shares of Series A Preferred Stock. After consummation of the recapitalization and merger, DLJ owned all of the Class C Common Stock, certain members of GTP owned all of the Class B Common Stock, and Behrman and certain Condor management personnel held all of the Class A Common Stock of the Company (the "1999 Recapitalization"). In connection with the 1999 Recapitalization, the Company entered into a new senior credit facility of up to $50,000 and issued $100,000 in senior subordinated notes payable, 21,408 shares of Class A Common Stock, 2,551 shares of Class B Common Stock, 26,949 shares of Class C Common Stock and accepted $1,179 in notes receivable for stock. Utilizing the proceeds from the issuance of subordinated notes payable and new classes of Common Stock and existing cash balances, the Company retired all of the existing long-term debt, subordinated notes payable, Preferred Stock and Common Stock of the Company, including all outstanding stock options.

The transaction has been accounted for as a recapitalization, and accordingly, no change in the accounting basis of the Company's assets or liabilities has been made in the accompanying financial statements. The amount of cash paid and securities issued to the shareholders of the Company exceeded the Company's net assets on the date of the transaction and this excess has been recorded in the equity section as distributions in excess of net book value.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, contract receivables and accounts payable approximate their fair values given their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the amounts borrowed under the credit facility approximate their fair values. At December 31, 2000 the fair value of the Company's Subordinated Notes was approximately $66,000 based on available quoted market prices.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the date of purchase. Substantially all of the Company's cash and cash equivalents are deposited with a single bank.

INVENTORIES

Inventoried costs related to government and commercial long-term contracts are composed of the direct costs of manufacturing, engineering, tooling and allocated overhead costs. These overhead costs include general and administrative expenses that are allowable in accordance with government procurement practices. Inventories are stated at the lower of average cost or market.

The Company's inventories include high-technology materials that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating reserves to reduce recorded amounts to their estimated net realizable values, such estimates could change in the future.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on a straight-line basis over their expected useful lives of 3-5 years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of asset or the lease term, if shorter. The Company's policy is to regularly review the carrying amount of specialized assets and to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

PURCHASED TECHNOLOGY RIGHTS

Purchased technology rights for which technological feasibility has not been established and that have no alternative future uses are charged to operations when acquired. Purchased technology rights for which technological feasibility has been established are amortized to operations over the estimated useful life of the products or the related programs, which is two to four years.

OTHER ASSETS

Other assets include approximately $7,551 and $7,851 of deferred financing costs as of December 31, 2000 and 1999, respectively. These costs are being amortized using the effective interest method over the term of the related notes.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)



LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets, including identifiable intangibles and goodwill, when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the expected future undiscounted cash flows. When the carrying amount of the asset exceeds the expected future undiscounted cash flows, an impairment loss is recognized to reduce the asset's carrying amount to its estimated fair value based on the present value of the estimated expected future cash flows from the use of the asset and its eventual disposition.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the Company's net income (losses) and other changes in equity during the period from non-owner sources. For the years ended December 31, 2000, 1999 and 1998, there are no material differences between comprehensive income (loss) and net income (loss).

CONTRACTS AND CONTRACT REVENUE RECOGNITION

Most of the contracts into which the Company enters are fixed price. This means that the Company is exposed to cost overruns if it encounters difficulties in meeting the contractual delivery schedule or technical specifications for its systems or experiences variances in its actual costs from its estimates. Conversely, the Company benefits from any cost under runs if it experiences positive variances in its actual costs from its estimates or encounters less difficulties than expected in meeting the contractual delivery schedule or technical specifications.

Revenues for long-term contracts are accounted for under the percentage of completion (cost-to-cost) method. Revenue from U.S. and other foreign government contracts include estimates of reimbursable overhead and general and administrative expenses, which in certain instances are subject to final determination by the government upon project completion. The Company has settled its overhead rates with the Defense Contract Audit Agency for all periods through December 31, 1995. The Company believes its receivables are stated at their net values to be realized upon final settlement of all open years, which are 1996 through 2000.

Under the percentage of completion (cost-to-cost) method, all contract costs are charged to operations as incurred and revenues are recognized based on costs incurred plus the estimated contract profit margins. These estimated contract profit margins are determined on a contract-by-contract basis based on the Company's estimates of total revenue and cost at completion for each contract. Revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period in which such losses are identified.

Change orders are modifications of an original contract that effectively change the provisions of the contract. They may be initiated by either the Company or the customer. Change order work may be performed prior to approval of the change order by the customer. The Company includes change orders in its contract revenue and cost estimates when such change orders are awarded. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred.

INCOME TAXES

Income taxes are recorded using the liability method in accordance with the Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that the Company will not realize the benefit of the deferred tax assets.

STOCK-BASED COMPENSATION

The company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). The Company accounts for equity instruments issued to non-employees in accordance with the fair value provisions of SFAS No. 123.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year classifications.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS No. 133"), which establishes methods of accounting for derivative financial instruments and hedging activities. As of December 31, 2000, the Company held no derivative instruments and engaged in no foreign currency hedging activities. The Company expects that the adoption of SFAS No. 133 will not have a

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


significant impact on its financial position, results of operations or cash flows. The Company adopted SFAS No. 133 on January 1, 2001.

NOTE 3. LIQUIDITY

The Company reported negative cash flows from operations of $5,931 and $21,034 for the years ended December 31, 2000 and 1999, respectively. The Company reported a net loss of $8,599 in 2000. As of December 31, 2000, the Company had an accumulated deficit of $23,149. As a result, the Company is in default on all of its financial ratio covenant provisions related to the Company's credit facility (see Note 8) at December 31, 2000.

The Company's operating results for the year ended December 31, 2000 were adversely affected by performance issues and cost overruns on certain large, fixed price contracts. In addition, the Company's cash flows from operations were negatively affected by billing terms on certain contracts. These billing terms include milestones billings for which the Company cannot bill the customer until the Company has completed delivery, and progress billing terms, for which the Company can invoice up to 90% of costs incurred. Under contracts with progress billing terms, the Company cannot bill for the remaining 10% of costs incurred and all profit until the contract is complete.

Effective April 12, 2001, the Company renegotiated covenants for future periods under its credit facility. The Company also received gross proceeds of $10,053 on April 12, 2001 from an offering of Senior Discount Notes to the Company's principal shareholders. The Company expects to incur expenses of approximately $750 in connection with this financing and the amendment to the revolving credit facility. The gross proceeds from the Senior Discount Notes will be used to pay down the balance under the credit facility. See further discussion regarding the revised covenants in Note 8 and the Senior Discount Notes in Note 19.

In the future, the Company's ability to meet its obligations in the normal course of business is dependent upon, among other items, its ability to increase its advance billings on contracts, reduce operating expenses and return to profitable operations. Management believes that, given the renegotiation of the covenants and available borrowings under the credit facility, the Company has sufficient liquidity to meet its operating and capital requirements through at least March 31, 2002.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 4. CONTINGENCIES, RISKS AND UNCERTAINTIES

REVENUE

As outlined in the Summary of Significant Accounting Policies -- Contracts and Contract Revenue Recognition, the Company's revenue for fixed price contracts is recognized on the percentage of completion basis. Consequently, revenue and gross margin for each reporting period is determined on a contract-by-contract basis by reference to estimates of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates are subject to revision in the normal course of business, and such revisions may result in fluctuations in reported revenues and income/(losses).

The risks of performing under long-term fixed price contracts include the difficulty of accurately forecasting costs and delivery schedules for events more than a year in the future and attaining contract revenues that are related to performance in accordance with contract specifications. In addition, the possibility of material obsolescence in connection with long-term procurements often causes increased engineering costs to rectify the obsolescence. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce profitability or cause a loss. In addition, as Condor's business has evolved from individual products to complex systems requiring sophisticated software development, it is increasingly exposed to the risks with software development, including time delays and unplanned costs. It is not uncommon to experience increased costs involved in the test and integration phase (which occurs late in the program) during which the various hardware and software elements are first brought together to perform as a system. For example, during 2000 Condor made significant upward revisions to its cost estimates on several large development and production programs totaling over $3.6 million for these reasons. These programs involved significantly more complex software development efforts than Condor's prior programs and also involved several instances of increased engineering costs due to obsolescence or other material problems.

FINANCIAL LEVERAGE AND LIQUIDITY

The Company has incurred a significant amount of debt in connection with the 1999 Recapitalization. The level of indebtedness could have significant impact on how the Company operates. It requires substantial debt service requirements that limit the amount of cash flows available for other operating and investing activities, exposes the Company to interest rate fluctuations and could also limit the Company's ability to obtain additional financing. In addition, the credit facilities have certain restrictive covenants that are described in Note 8.

GOVERNMENT OVERSIGHT

As a government contractor, the Company is subject to government oversight. The U.S. Government routinely audits and reviews the Company's business and accounting practices, proposals, contract performance and cost accounting. If it is determined that the Company did not comply with the U.S. Government procurement regulations and practices, the Company could be subject to claims, fines or be suspended from bidding on new government contracts. Historically, the Company has been in compliance with the U.S. Government procurement regulations and practices and has successfully defended its actions or settled any claims, fines or inquiries without material adverse effect to the Company's business and financial results or condition.

As of December 31, 2000, the U.S. Government is claiming adjustments in an aggregate amount of $1,327 for four contracts. Condor has responded to these claims and is working with the U.S. Government to resolve these matters and believes that the resolution of these claims will not have a material adverse effect on its financial condition and results of operations. In addition, under U.S. Government purchasing regulations, some of Condor's costs, including certain financing costs, goodwill, portions of research and development costs and certain marketing expenses may not be reimbursable under U.S. Government contracts. Many of Condor's products and systems require licenses from U.S. Government agencies for export from the United States, and some products are not permitted to be exported. Condor may from time to time suffer delays in obtaining awards on account of delays in obtaining an export license.

CONCENTRATIONS

The Company operates in a single industry segment encompassing the electronic intelligence, electronic support measures, electronic counter measures and threat warning market niches in the electronic warfare industry. This industry is closely tied to the military defense budgets of the U.S. Government and its allies. Any significant changes in the funding of certain programs, platforms or the overall level of the military defense budgets or the programs could adversely impact the Company. In addition, the international markets are

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


subject to additional risks including political instability, restrictive trade policies and U.S. export laws and regulations (See Note 15).

Historically, the U.S. Government, including various agencies and the military sector, has accounted for a significant portion of Condor's contract revenues. Approximately 57% of contract revenues in 2000 were to the U.S. Government or to prime contractors that identified the U.S. Government as the ultimate purchaser. Condor's customers include all of the U.S. intelligence agencies and military services, the major domestic prime contractors, numerous other defense contractors worldwide and many foreign governments.

Condor's primary international government customers consist of various agencies within the governments of Australia, Japan, Norway, Sweden and Taiwan. Typically, revenue from contracts with government agencies in Sweden exceed 10% of Condor's contract revenues.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Since Condor outsources most of the manufacturing of subassemblies, in many cases the Company does not use significant amounts of raw materials. Condor purchases manufactured component parts for its assemblies from various suppliers. Condor is not dependent on any one supplier and maintains back-up suppliers for all critical components. However, any delay in Condor's ability to obtain necessary component parts may affect its ability to meet customer production needs.

CONTRACT DELINQUENCIES

As of December 2000, Condor was delinquent with deliveries on five major domestic contracts and two major international contracts. All of Condor's customers that were affected by the delinquencies have been in discussion with Condor to negotiate delivery date changes. No cure notices were provided by any customers and all delivery extensions will either be handled with no cost contract modifications or some form of consideration for the extension which is reasonable and customary for such transactions. The impact of such delinquencies is not expected to be material.

LITIGATION

Condor is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business, none of which, in the opinion of management, is expected to have a material adverse effect to Condor's business results of operation or financial condition.

Condor has been served a subpoena to provide information relevant to technical data supplied in response to a requests for proposal from South Korea and in response to two requests for proposals from Sweden. The subpoena arises out of a grand jury proceeding which is investigating potential violations of International Traffic and Arms Regulations. Condor is fully cooperating with the applicable authorities. Condor has retained attorneys in this matter. While there is significant uncertainty as to the ultimate outcome of this matter, Condor's management does not expect the results of this investigation will have a material adverse effect on the Company's financial position and results of operation.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 5. ACQUISITIONS

In February 2000, the Company acquired substantially all the assets of Andrew SciComm, Inc. ("SciComm"), a subsidiary of the Andrew Corporation, for a purchase price of $4,900 plus an additional $1,100 upon receipt of export licenses for two international contracts. In addition, the seller will be entitled to royalty payments equal to 5% of the annual contract payments received in excess of $8,000 during 2000 and 2001. Royalty payments in 2000 were not material and were charged to contract costs. The SciComm operating results have been included in the Company's financial statements since March 2000.

The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

Purchased technology rights             $ 3,106
Inventories                               1,906
Property and equipment                    2,000
Accrued liabilities                      (1,012)
                                        -------

                                        $ 6,000
                                        =======

In connection with the acquisition of SciComm, the Company has deposited $1,164 in an escrow account with a bank pending award of certain contracts. This deposit, which represents the $1,100 discussed above plus accrued interest, has been disclosed as restricted cash in the consolidated financial statements.

In October 1999, The Company acquired substantially all of the assets of Signal Sciences, Inc. ("Signal Sciences"), a subsidiary of Allen Telecom, for a purchase price of $1,400 plus a minimum of $300 in royalty payments on future contract revenues in 2000 and 2001 related to certain purchased technology rights. Royalty payments in excess of the minimum will be charged to operations as contract revenues are recognized from the purchased technology rights. The Signal Science operating results have been included in the Company's financial statements since November 1999.

In June 1999, the Company acquired the electronic warfare product line from ARGOSystems, Inc. ("ARGOSystems"), a subsidiary of the Boeing Corporation, for a purchase price of $2,000. The ARGOSystems electronic warfare product line operating results have been included in the Company's financial statements since July 1999.

The allocation of the purchase price to assets acquired and liabilities assumed for the acquisitions of ARGOSystems and Signal Sciences were as follows:

Property and equipment                  $ 4,177
Purchased technology rights               1,714
Contract receivable                       1,004
Inventories                                 398
Other current assets                        214
Customer contract advances               (1,348)
Accrued liabilities                      (2,606)
                                        -------

                                        $ 3,553
                                        =======

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


The Company paid cash for each of the acquisitions and each of the acquisitions was accounted for using the purchase method of accounting. The amounts allocated to purchased technology were determined based on the income approach that represents future cash flows discounted at a rate of return that is commensurate with inherent risk and expected growth.

None of the acquisitions are considered significant business combinations. Accordingly, pro forma financial information is not presented.

NOTE 6. CONTRACT RECEIVABLES

Contract receivables are summarized as follows:

                                                                 December 31,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
Unreimbursed costs and accrued profits to be billed          $39,767     $38,464
Prime U.S. Government contractors and foreign governments      5,060      10,447
U.S. Government                                                9,369       5,374
                                                             -------     -------

                                                             $54,196     $54,285
                                                             =======     =======

Unreimbursed costs and accrued profits to be billed represent revenues recognized for which billings have not been presented. Included within Prime U.S. Government contractors, foreign governments and U.S. Government contract billed receivables are contract retentions in the amount of $878 for 2000 and $923 for 1999. Such retention amounts are expected to be collected beyond one year. The retention amounts are classified as a current asset consistent with industry practice.

All of Condor's U.S. Government contracts allow the company to charge 90% of its costs to the customer as such costs are incurred and receive progress payments for those billed costs. Condor receives the remainder of its costs and all of its profit as it completes the delivery of products under the contract. With respect to international contracts, Condor typically receives one or more advance payments from international customers during the initial phase of the contract. The advance payments are recorded as liabilities on Condor's balance sheet as customer contract advances and reduced as work is performed. Condor generally provides letters of credit to guarantee its performance of the contracts. The customer may draw down on the letters of credit if Condor defaults on the contract. As Condor reaches performance-based milestones negotiated in the contracts, the letters of credit are reduced by negotiated amounts. Condor receives the remaining contract payments as it meets the remaining delivery milestones specified in the contract.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

                                                          December 31,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------
INVENTORIES

Raw Materials                                       $  2,609       $    881
Work in Progress                                       1,765          2,220
                                                    --------       --------

                                                    $  4,374       $  3,101
                                                    ========       ========

PROPERTY AND EQUIPMENT, NET
Manufacturing and office equipment                  $ 13,278       $ 13,456
Test equipment                                        14,364         11,331
Leasehold Improvements                                 2,397          2,070
                                                    --------       --------
                                                      30,039         26,857

Less accumulated depreciation and amortization       (22,321)       (19,329)
                                                    --------       --------

                                                    $  7,718       $  7,528
                                                    ========       ========

OTHER ASSETS, NET

Deposits                                            $    180       $    661
Deferred financing costs, net of accumulated
   amortization of $737 and $284 in 2000 and
   1999, respectively                                  7,551          7,851
                                                    --------       --------

                                                    $  7,731       $  8,512
                                                    ========       ========

ACCRUED EXPENSES

Accrued salaries and employee benefits              $  6,704       $  5,135
Accrued interest                                       1,979          2,543
Accrued warranty                                       2,083          1,748
Other                                                  5,650          2,849
                                                    --------       --------
                                                    $ 16,416       $ 12,275
                                                    ========       ========

NOTE 8. REVOLVING CREDIT FACILITY

During 1999, the Company entered into a new revolving credit facility. This revolving credit facility has a total borrowing capacity of $50,000 that provides for loans and letters of credit and has a five-year term to April 2004. Through February 9, 2000, the loans under the revolving credit facility bore interest, at the Company's option, at the prime rate plus 2.25% or LIBOR plus 3.50% (11.00% and 9.32%, respectively, at December 31, 1999), while the standby and performance letter of credit fees were 3.50%, trade letter of credit fees were 1.75% and the commitment fee on the unused portion of the revolving credit facility was 1.50% per annum. On February 9, 2000, the Company entered into an amendment of the revolving credit facility to modify some of the financial covenant requirements through 2001 and to make some other changes related to the operation of the facility.

Pursuant to the amendment, the applicable margins over the prime rate and LIBOR increased to 2.75% and 4.0%, respectively (12.25% and 10.44%, respectively, at December 31, 2000), while the standby and performance letter of credit fees increased to 4.00%, trade letter of credit fees increased to 2.00% per annum and the commitment fee on the unused

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


portion of the revolving credit facility increased to 2.00% per annum. These increased margins and commitment fees can decrease based upon reductions in net funded indebtedness leverage ratios defined in the facility. In addition, the Company agreed to additional restrictions on the utilization of the revolving credit facility and to limit the availability of loans under the revolving credit facility to the borrowing base.

Loans outstanding under the revolving credit facility aggregated to $17,500 and $17,088 at December 31, 2000 and 1999, respectively. The Company had additional loan availability of approximately $3,789 and $2,221 at December 31, 2000 and 1999, respectively. In connection with the amendment of the Company's revolving credit facility on February 9, 2000, the Company was required to utilize $10,000 in proceeds from the issuance of Series A Mandatorily Redeemable Preferred Shares to pay down the loans outstanding under the revolving credit facility.

Letters of credit outstanding under the revolving credit facility aggregated to $28,711 at December 31, 2000 ($20,144 at December 31, 1999). Letters of credit relate to staged standby letter of credit commitments for several of the Company's contracts in favor of customers. Typically, increases to the standby letter of credit commitments correspond to advance payments paid to the Company by certain foreign customers and decreases correspond to the completion of contractual milestones. Upon completion of the contracts, including the warranty period for certain contracts, the requirement to maintain the standby letter of credit commitments terminates.

In prior years, the outstanding letters of credit exceeded the capacity of the Company's revolving credit facility. As a result, the Company was required to maintain restricted cash balances with the lenders. These restricted cash balances aggregated $1,969 at December 31, 1999. The banks released the restrictions on the cash balances on February 9, 2000.

The obligations under the revolving credit facility are guaranteed by all of the Company's existing and future domestic subsidiaries. They are also collateralized by substantially all of the Company's assets, including a pledge of the majority of the voting capital stock of the Company's foreign subsidiaries. The Company is required to maintain certain financial leverage and interest coverage ratios as well as comply with certain other covenants. These covenants include restrictions on additional borrowings and operating leases, certain stock transactions and dividends, as well as capital expenditures.

The Company was not in compliance with these covenants as of December 31, 2000 and has obtained a waiver from the bank in an amendment to the credit facility effective April 12, 2001 for such non compliance. In addition, the Company renegotiated the covenants for future periods. Starting in 2001, the existing covenants were relaxed and additional financial covenants were added to the credit facility.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 9. SUBORDINATED NOTES

In connection with the 1999 Recapitalization, the Company issued an aggregate of $100,000 of 11 7/8% Series A Senior Subordinated Notes that are due in full in May 2009. These notes are general, unsecured obligations of the Company that are junior to the revolving credit facility and any other senior indebtedness. Interest payments are due semi-annually in May and November.

While the notes are due in full in 2009, under certain circumstances, the Company may redeem the notes in whole or in part prior to then. Prior to May 2002, the Company may redeem up to 35% of the notes at a redemption price of $111.875 with the net cash proceeds from public equity offerings. Subsequent to May 2004, the Company may redeem the notes in whole or in part at an initial redemption price of $105.938 that reduces annually to $100 in 2007 and thereafter.

The note holders may require the Company to purchase the notes in whole or in part at a redemption price of $101 if there is a change in control as defined. This requirement is subject to bank consent or repayment of all amounts outstanding under the revolving credit facility.

The notes are fully and unconditionally guaranteed on a senior subordinated basis by one of the Company's domestic subsidiaries, CEI Systems, Inc. The terms of the indenture restrict the Company's ability, under certain circumstances, to incur additional indebtedness or leases, create liens, pay dividends, purchase or redeem capital stock, make certain restricted investments or sell assets or effect a merger or consolidation. In 2000, the Company registered a Series B Senior Subordinated Note under the Securities Act of 1933. The Series A Senior Subordinated Notes were then exchanged for Series B Senior Subordinated Notes.

NOTE 10. COMMITMENTS:

Operating Leases:

The Company leases its manufacturing and office facilities and certain pieces of equipment under non-cancelable operating leases, which expire at various dates through August 2005. In addition, the Company signed a new facility lease for buildings to be occupied in September 2001 that expires in 2011.

The future minimum lease payments under operating lease obligations at December 31, 2000 are as follows:

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


2001             $ 3,632
2002               4,187
2003               4,442
2004               4,569
2005               4,356
Thereafter        29,071
                 -------

                 $50,257
                 =======

Rental expense on all operating leases for the years ended December 31, 2000, 1999 and 1998 was, $2,893, $2,061 and $1,714, respectively.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 11. MANDATORILY REDEEMABLE PREFERRED STOCK

On February 9, 2000, Condor sold 100 shares of Senior Series A1 Preferred Stock, with an aggregate liquidation value of $10,000, excluding dividends, to DLJ and Behrman. In the second quarter of 2000, Condor sold 4 additional shares of Senior Series A1 Preferred Stock, with an aggregate liquidation value of $378, excluding dividends, to existing shareholders.

In 2001, the Series A1 Preferred Stock was converted into Series A2 Preferred Stock. The Series A2 Preferred Stock has the same rights as the Series A1 Preferred Stock, except that the Company is required to redeem the Series A2 Preferred Stock, to the extent it has funds legally available for such payment, on the tenth anniversary of the issue date at a redemption price per share in cash generally equal to the liquidation value, together with accrued and unpaid dividends thereon to the redemption date, without interest. Dividends, when declared, are payable quarterly on Condor's Series A2 Preferred Stock at an annual rate of 15% of the applicable liquidation value of such stock. Dividends will accrete to the liquidation value until 2005, subject to the right of a majority of holders of the Series A2 Preferred Stock to elect that dividends be paid in additional shares of Preferred Stock. After 2005, Condor will be required to pay such dividends in cash.

As the Series A2 Preferred Stock is mandatorily redeemable in 2010, the Company has presented the Shares as Mandatorily Redeemable Preferred Stock in the Consolidated Financial Statements. The Company may redeem the shares prior to 2005 at a premium of 115% of liquidation value plus accrued dividends. After 2005, the redemption price decreases ratably to the liquidation value plus accrued dividends at the end of 2010. The Company is accreting the value of the shares up to their redemption amount with periodic charges to retained earnings.

WARRANTS

In connection with this sale of Mandatorily Redeemable Preferred Stock, the Company issued detachable warrants to purchase 3,100 shares of Class C Common Stock for $0.01 per share. Using the Black-Scholes pricing model, the Company estimated the aggregate fair value of the warrants to be $2,373. This amount is being accreted to the Mandatorily Redeemable Preferred Stock with charges to the Class C Common Stock Warrants account over 10 years. As of December 31, 2000, warrants to acquire 3,082 shares remain outstanding. The warrants expire on April 30, 2010.

NOTE 12. SHAREHOLDERS' DEFICIT:

CAPITAL STOCK

The following table summarizes the voting percentage, liquidation preference and percentage of equity ownership for each class or series of capital stock as of December 31, 2000:

                                       Voting        Liquidation      Equity
Class of Series of Stock             Percentage      Preference      Ownership
Class A common stock                    42.1%            --            42.1%
Class B common stock                    57.9%            --             5.0%
Class C common stock                     0.0%            --            52.9%

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


The Company and its primary investors, DLJ, Behrman and GTP, certain executives and key employees ("Management") entered into an Investors' Agreement as a part of the 1999 Recapitalization (the "Investors' Agreement"). Under the terms of the Investors' Agreement, each share of Common Stock are identical in all respects and have equal rights, powers and privileges, except as set forth below:

        Governance and Voting Rights:

        The classes of Common Stock vote together on all matters, except for directors, and as required by law. Each class of Common Stock is entitled to their respective total voting power that is summarized in the preceding table. Within each class of Common Stock, the individual shareholders are entitled to a proportionate share of the voting power based upon the number of shares held. The Board of Directors shall consist of five directors; three will be designated by GTP, at least two of which will be from GTP, Behrman will designate one and one will be the Company's chief executive officer. The GTP directors shall select the Chairman of the Board of Directors. As long as GTP maintains at least 10% of their initial investment, GTP will retain the right to designate directors. As long as DLJ has non-voting shares and maintains at least 10% of their initial investment, corporate actions related to the sale or encumbrance of significant assets; the issuance or redemption of debt or equity securities; the merger, sale, bankruptcy or liquidation of the Company and certain other miscellaneous matters require DLJ approval.

        Conversion Rights:

        The governance of voting rights described above were established to facilitate governance rights for DLJ since they cannot directly hold voting stock in the Company due to certain foreign ownership interests. Should DLJ be permitted to directly hold voting stock, DLJ may elect to convert both its shares and those of GTP into Class A Common Stock. In the event that DLJ or GTP sells their Class B or C Common Stock to a third party, the shares shall automatically convert into Class A Common Stock.

        Transfer and Repurchase Rights:

        Each shareholder is restricted from transferring or selling any interest in the shares of stock held except for transfers to certain permitted transferees that become a party to the Investors' Agreement or transactions that have been approved by the Board. In addition, there are other limitations that restrict shareholder transfers made in and subsequent to public offerings of the Company's Common Stock, as well as limitations related to capital returns received and dispositions made by DLJ. DLJ and the Company have certain rights of first offer in a transfer or sale of the stock proposed by a shareholder. Behrman, GTP and Management may elect to participate, on a pro rata basis, in a transfer or sale of stock that involves more than 80% of the shares then owned by DLJ. Except for the requirement to participate in a transfer or sale of stock, all of the rights described above generally terminate when DLJ no longer maintains at least 10% of their initial investment. The DLJ right to

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


require participation in a transfer or sale of stock is terminated when DLJ owns less than 50% of the outstanding shares of Common Stock or two years after an initial public offering.

        Preemptive Rights:

        In the event that the Company proposes to issue equity securities to DLJ, each of the other shareholders shall have the right to acquire its portion of such equity securities. The amount of equity securities that may be acquired by Behrman may not exceed $50,000 unless the effective price is less than the initial closing price. Subject to restrictions in the new revolving credit facility (See Note 8) and 15% Senior Subordinated Notes (See Note 9), the Company may loan GTP and management some or all of the funds needed to exercise their preemptive rights.

        Dividends:

        The Company's borrowing agreements restrict the Company's ability to pay dividends and make other distributions to shareholders. In the event that such dividends or other distributions do occur, they shall be declared and paid at the same time and same rate for all classes of Common Stock.

        Registration Rights:

        DLJ and Behrman have the right to demand registration of their shares under the Securities Act of 1933, subject to certain restrictions. The shareholders also have certain piggyback rights related to certain registrations initiated by the Company.

        Incentive Payments:

        Under the terms of the 1999 Recapitalization, the Company is obligated to make additional cash distributions of up to $7,000 to certain former shareholders and employees of the Company if (a) the Company consummates an underwritten public offering of Common Stock, (b) there is a sale or merger of the Company in which DLJ receives proceeds in excess of their aggregate purchase price, or (c) the Company completes acquisitions where the aggregate enterprise value exceeds certain minimum levels, prior to April 15, 2007.

Stock-based Compensation Plans

In December 1999, the Company adopted the 1999 Management Stock Incentive Plan (the "Management Plan"). The Management Plan provides for the granting of stock options to management level employees of the Company. Options granted under the Management Plan are intended to be non-qualified stock options. As of December 31, 2000, the Company has reserved 4,600 shares of Common Stock for issuance under the Management Plan. As part of the Management Plan, 2,545 annual performance options to purchase shares of Class A Common Stock were granted in 2000. The options vest based upon the achievement of preset performance targets, which are set by the Board of Directors. These variable awards have an exercise price of $1.00 per share, which is equal to the estimated fair value of the Company's Common Stock. Accordingly, no compensation

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


expense has been recorded. The Company also granted 2,055 super-performance options to purchase shares of Class A Common Stock with an exercise price of $1.00 per share in 2000. The super-performance options vest only upon a change of control of the Company.

In December 1999, the Company adopted the 1999 Employee Stock Incentive Plan (the "Employee Plan"). The Employee Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the Employee Plan may either be incentive stock options or non-qualified stock options. As of December 31, 2000, the Company reserved 3,000 shares of Common Stock for issuance under the Employee Plan. These options vest 20% annually over a five-year period. The Company granted options to acquire 2,301 shares under the Employee Plan with an exercise price of $1.00 per share in 2000.

Options under both the Management and Employee Plans may be granted for periods of up to ten years and at exercise prices established by the Compensation Committee and set forth in the award agreement. Each option shall be exercisable at such times and subject to such terms as specified by the Compensation Committee.

In August 2000, the Company issued non-qualified stock options to purchase 1,832 shares of Class A Common Stock to GTP for services performed for the Company. The options vest over three years. These awards have an exercise price of $1.00 per share. The Company estimated the fair value of these options to be $729. Such fair value was calculated using a Black-Scholes Pricing Model and the following assumptions: exercise price of $1.00, estimated fair value of the underlying shares of $1.00, volatility of 50%, dividend yield of 0%, an average term of three years, and a risk free interest rate of 6.24%. Accordingly, the Company recorded deferred stock compensation of $729 for these options, which is amortized over the vesting period.

The following table presents all stock option activity in 2000:

                                            Options Outstanding
                                  --------------------------------------
                                   Shares
                                  Available      Number         Exercise
                                  for Grant    Outstanding       Price
                                  ---------    -----------      --------

Balance at December 31, 1999            --             --             --

Authorized                           9,432             --
Options granted                    (10,869)        10,869       $   1.00
Options cancelled                    2,136         (2,136)      $   1.00
                                  --------       --------       --------

Balance at December 31, 2000           699          8,733       $   1.00
                                  ========       ========       ========

All stock options have an exercise price of $1.00 per share and a weighted average remaining contractual life of 9 years. There were 907 options exercisable at December 31, 2000. There were no options granted or outstanding in 1999.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


In 2000, the Company repurchased 589 shares from former employees for $297. The Company then granted 589 shares of Restricted Stock to other employees. The estimated fair value of the grant was $589, which has been recorded as deferred stock compensation. The deferred stock compensation is being amortized over the vesting period of four years. In addition, 42 shares were cancelled when the employees were terminated.

Fair Value Disclosures

The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock based compensation arrangements. For the year ended December 31, 2000, had compensation expense been determined using the fair value method prescribed in SFAS No. 123, the Company's net loss of $8,599 would have increased to $8,747. In determining this, the Company calculated the estimated minimum fair value of its outstanding options using the Black-Scholes option pricing model and the following weighted average assumptions: exercise price of $1.00 per share, fair value of the underlying common stock of $1.00 per share, risk free interest rate of 6.24%, term of 4 years, and a dividend yield of 0%.

NOTE 13. EMPLOYEE BENEFIT PLANS

The Company has established a 401(k) Deferred Compensation Plan (the "401k Plan") for all qualifying employees. The 401k Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code. The 401k Plan is a defined contribution plan funded by pretax contributions on a percentage formula basis made by participating employees. In 1994, the 401k Plan was amended to allow for employer contributions. The 401k Plan is subject to the Employee Retirement Income Security Act ("ERISA") of 1974.

At December 31, 2000 and 1999, the Company had $650 accrued for employer contributions to the 401k Plan for the year ended December 31, 1999. This amount was contributed to the 401k Plan on January 3, 2001. No contributions will be made to the 401k Plan for the year ended December 31, 2000. The Company also contributed $850 to the 401k Plan for the year ended December 31, 1998 in 1999.

Certain executives of the Company have employment agreements ranging up to five years in length that provide salary and benefits to which they are entitled upon their death, disability, or involuntary termination or merger, as defined.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 14. INCOME TAXES

The provision for (benefit of) income taxes for the years ended December 31, 2000, 1999 and 1998 are comprised of the following:

                                    2000           1999           1998
                                  --------       --------       --------
Current:
   Federal                        $     47       $ (1,646)      $    872
   State                                48           (328)           399
                                  --------       --------       --------
                                        95         (1,974)         1,271
                                  --------       --------       --------

Deferred:
   Federal                          (4,142)         1,004            281
   State                              (735)          (943)           110
                                  --------       --------       --------
                                    (4,877)            61            391
                                  --------       --------       --------
                                  $ (4,782)      $ (1,913)      $  1,662
                                  ========       ========       ========

Reported as a component of:
   Tax Provision                  $ (4,782)      $ (1,376)      $  1,662
   Extraordinary item                   --           (537)            --
                                  --------       --------       --------

                                  $ (4,782)      $ (1,913)      $  1,662
                                  ========       ========       ========

Deferred tax assets at December 31, 2000 and 1999 are comprised of the following:

                                              2000           1999
                                            --------       --------
Deferred tax assets:
   Depreciable and amortizable assets       $  3,291       $  2,627
   Contact and inventory related costs           428            732
   Accrued expenses                            3,660          1,619
   Operating loss carry forwards               5,096          2,091
   Credit carry forwards                       5,495          4,152
                                            --------       --------

                                              17,970         11,221

   Valuation allowance                        (5,366)        (4,152)
                                            --------       --------

                                              12,604          7,069
   Deferred tax liabilities:
       State taxes                              (554)          (950)
                                            --------       --------

   Net deferred tax assets                  $ 12,050       $  6,119
                                            ========       ========

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal tax to the income (loss) before income taxes as a result of the following differences for the years ended December 31, 2000, 1999 and 1998:

                                                   2000          1999          1998
                                                  -------       -------       -------
Income tax provision (benefit) at
    U.S. statutory rates                          $(4,683)      $(5,079)      $ 1,449
State taxes, net of federal benefit                  (479)         (952)          336
Research and development credits                       --         1,141          (123)
Recapitalization expenses                              --         2,977            --
Other                                                 380            --            --
                                                  -------       -------       -------

Income tax provision (benefit) at effective
 rates                                            $(4,782)      $(1,913)      $ 1,662
                                                  =======       =======       =======

The Company has approximately $3,085 of federal tax credit carry-forwards, $12,850 of federal operating loss carry forwards, $2,410 of state tax credit carry forwards and $8,225 of state net operating loss carry forwards at December 31, 2000. These carry forwards expire at varying dates through 2020. The Company has provided a valuation allowance for the federal and state tax credit carry forwards for financial statement purposes because the Company anticipates that it will be limited on the use of these tax credit carry forwards due to minimum tax and credit limitations. The Company does not believe that the utilization of these carry forwards will be limited in the future due to the change in control that resulted from the 1999 Recapitalization. The increase in the valuation allowance in 2000 can be attributed to additional tax credits generated in 2000, for which the Company has provided a valuation allowance as indicated.

While the Company has recorded net losses during the years ended December 31, 2000 and 1999, management does not believe that a full valuation allowance is required for the Company's net deferred tax asset and has provided a valuation allowance related to the Federal and State tax credit carryforwards that are not expected to be realized due to minimum and tax credit limitations. Based on the Company's historical performance and forecasts for the future, management believes it is more likely than not that the portion of the deferred tax asset for which a valuation allowance has not been established will be realized. However, should the Company not realize its forecasts, it may be necessary to increase the deferred tax asset valuation allowance in future periods.

The Company's federal tax returns for the years 1994 and 1995 are presently under examination by the Internal Revenue Service. While the Company has not received any final proposed adjustments, the Company believes that adequate provisions have been made for any adjustments that may result from the years under examination.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 15. SEGMENT INFORMATION

The Company operates in one business segment. The Company sells its products and systems directly to various agencies of the U.S. Government, prime contractors and foreign governments. The Company's principal markets are in the United States of America, Europe and the Pacific Rim. Following is a summary of the geographic information related to contract revenues and information related to significant customers for the years ended December 31, 2000, 1999 and 1998:

                             2000          1999          1998
                           --------      --------      --------
Revenues
   Domestic                $ 57,109      $ 62,051      $ 65,219
   International             40,743        33,855        35,823
                           --------      --------      --------

                           $ 97,852      $ 95,906      $101,042
                           ========      ========      ========
Significant Customers
   Customer A              $ 35,724      $ 50,020      $ 49,609
   Customer B                12,981        12,467         6,900

The Company's assets are located in the United States.

At December 31, 2000, three customers accounted for 14%, 11% and 10% of total net contract receivables, respectively. At December 31, 1999, two customers accounted for 11% and 10% of total net contract receivables, respectively.

NOTE 16. NON-CASH INVESTING AND FINANCING ACTIVITIES

The following is a summary of non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998:

                                                                2000        1999        1998
                                                               ------      ------      ------
Issuance of notes receivable for Series A Mandatorily
   Redeemable Preferred Stock                                  $  168
Issuance of Class A Common Stock for Class A Common Stock                 $1,284
Issuance of Class A Common Stock for Class B Common Stock                  5,124
Issuance of Class B Common Stock for notes receivable                      1,179
Contribution of Class A Common Stock to ESOP                                         $  325

NOTE 17. OTHER CHARGES

SEVERANCE COSTS

The Company accrued $2.0 million in 2000 pursuant to employment agreements for certain employees who terminated in 2000.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


RECAPITALIZATION COSTS

In April 1999, the Company consummated the 1999 Recapitalization. In connection with the 1999 Recapitalization, the Company incurred various costs and expenses that aggregated approximately $21,432 (pre-tax), including approximately $18,000 of total fees and expenses. Approximately $10,871 was due to general fees and expenses and $7,129 was related to the reimbursement of fees and expenses of shareholders. Of the total fees and expense, $10,024 was expensed during the second quarter of 1999 and the remaining $7,976 was capitalized as deferred financing costs. These deferred financing costs will be amortized to interest expense over ten years, the terms of the notes. In addition to these fees and expenses, the Company charged approximately $2,012 of deferred financing costs, $654 of unamortized debt discount related to stock warrants and $766 of stock compensation costs related to terminated stock options to operations during the second quarter of 1999. As a result, the Company recorded pre-tax charges of $8,754 for recapitalization costs and $4,189 for debt repurchase costs during the second quarter of 1999. The costs associated with the early extinguishment of debt have been reflected as an extraordinary item in the financial statements.

RESTRUCTURING AND PLANT CLOSURE COSTS

In November 1999, the Company announced a decision to restructure the organization and operation of our marketing, engineering and program management units. The Company recognized approximately $250 for severance related costs during the fourth quarter of 1999. The Company completed the restructuring in 1999 and all significant claims were settled during 2000.

In January 1999, the Company announced a decision to close its facility located in Sterling, Virginia. The Company recognized approximately $925 for plant closure costs during the first quarter of 1999. During the fourth quarter of 1999, the Company reclassified $200 of the Company's provision to contract costs. The provision includes severance, facility costs, closure costs and potential contractual claims. The Company closed the facility in 1999 and all significant claims were settled during 2000.

ABANDONED ACQUISITION COSTS

During the third quarter of 1999, the Company incurred various costs and expenses that approximated $250 for due diligence and other acquisition related activities that related to several potential acquisitions, the largest of which was the government based business units of Stanford Telecommunications, Inc. The Company terminated its letters of intent with these acquisition targets due to various operating and financing considerations. The Company charged the related costs to operations during the third quarter of 1999.

In October 1998, the Company executed a purchase agreement to acquire the assets of the Applied Technology Division ("ATD") of Litton Industries, Inc. ("Litton") for approximately $120,000. The Company conducted its due diligence and financing efforts until January 1999. In January 1999, the Company allowed the agreement to terminate due to changes in certain market conditions. The Company charged approximately $513 to operations in 1998 for costs incurred in connection with its evaluation of ATD.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


NOTE 18. UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following summarized unaudited condensed consolidating financial information segregates CEI Systems, Inc., the subsidiary which guarantees the Senior Subordinated Notes (the "Guarantor"). The accompanying financial information in the "Guarantor Subsidiary" column reflects the financial position, results of operations and cash flows for the Guarantor for the periods indicated. The Guarantor is a wholly-owned subsidiary of the Company, whose guarantees are full and unconditional. Separate statements of the Guarantor are not presented because management believes that such financial statements would not be material to investors. The financial information related to non-guarantor subsidiaries is not presented as they are collectively immaterial.

The investments in the Guarantor in the following unaudited condensed consolidating financial information are accounted for under the equity method of accounting. The consolidating eliminations include the elimination of the investment in the Guarantor and elimination of intercompany accounts.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


Condensed Consolidating Balance Sheets:

                                                                                             December 31, 2000
                                                                         ----------------------------------------------------------
                                                                          Parent          Guarantor    Consolidating   Consolidated
                                                                          Company        Subsidiary    Eliminations       Total
                                                                         ---------       ----------    -------------   ------------
                                ASSETS                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                             $   3,778       $     819       $      --       $   4,597
   Restricted cash                                                           1,164              --              --           1,164
   Other current assets                                                     62,333           6,167              --          68,500
   Intercompany receivable                                                      --          21,572         (21,572)             --
                                                                         ---------       ---------       ---------       ---------

      Total current assets                                                  67,275          28,558         (21,572)         74,261

Property and equipment, net                                                  6,737             981              --           7,718
Investment in subsidiary                                                    19,673              --         (19,673)             --
Other assets, net                                                           14,538              53              --          14,591
                                                                         ---------       ---------       ---------       ---------
         Total assets                                                    $ 108,223       $  29,592       $ (41,245)      $  96,570
                                                                         =========       =========       =========       =========

        LIABILITIES,  MANDATORILY REDEEMABLE PREFERRED
           STOCK AND  SHAREHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and other current liabilities                        $  26,982       $   3,770       $      --       $  30,752
   Intercompany payable                                                     21,572                         (21,572)             --
   Bank borrowings                                                          17,500              --              --          17,500
                                                                         ---------       ---------       ---------       ---------

      Total current liabilities                                             66,054           3,770         (21,572)         48,252

Subordinated notes                                                         100,000              --              --         100,000
                                                                         ---------       ---------       ---------       ---------

      Total liabilities                                                    166,054           3,770         (21,572)        148,252
                                                                         ---------       ---------       ---------       ---------

Mandatorily Redeemable Preferred Stock                                       9,656              --              --           9,656
Total shareholders' equity (deficit)                                       (67,487)         25,822         (19,673)        (61,338)
                                                                         ---------       ---------       ---------       ---------

      Total liabilities, Mandatorily Redeemable Preferred Stock and
         shareholders' equity (deficit)                                  $ 108,223       $  29,592       $ (41,245)      $  96,570
                                                                         =========       =========       =========       =========

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


Condensed Consolidating Balance Sheets (continued):

                                                                                    December 31, 1999
                                                                ----------------------------------------------------------
                                                                 Parent         Guarantor     Consolidating   Consolidated
                                ASSETS                           Company        Subsidiary    Eliminations       Total
                                                                ---------       ----------    -------------   ------------
                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                    $   5,701       $     299      $      --       $   6,000
   Restricted cash                                                  1,969              --             --           1,969
   Other current assets                                            57,745           6,351             --          64,096
   Intercompany receivable                                             --          20,169        (20,169)             --
                                                                ---------       ---------      ---------       ---------

      Total current assets                                         65,415          26,819        (20,169)         72,065

Property and equipment, net                                         6,408           1,120             --           7,528
Investment in subsidiary                                           19,673              --        (19,673)             --
Other assets, net                                                  10,750             100             --          10,850
                                                                ---------       ---------      ---------       ---------
         Total assets                                           $ 102,246       $  28,039      $ (39,842)      $  90,443
                                                                =========       =========      =========       =========

         LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and other current liabilities               $  21,828       $   5,025      $      --       $  26,853
   Intercompany payable                                            20,169              --        (20,169)             --
   Bank borrowings                                                 17,088              --             --          17,088
                                                                ---------       ---------      ---------       ---------

      Total current liabilities                                    59,085           5,025        (20,169)         43,941

Subordinated notes                                                100,000              --             --         100,000
                                                                ---------       ---------      ---------       ---------

      Total liabilities                                           159,085           5,025        (20,169)        143,941
                                                                =========       =========      =========       =========

Total shareholders' equity (deficit)                              (56,839)         23,014        (19,673)        (53,498)

                                                                ---------       ---------      ---------       ---------
      Total liabilities and shareholders' equity (deficit)      $ 102,246       $  28,039      $ (39,842)      $  90,443
                                                                =========       =========      =========       =========

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


Condensed Consolidating Statements of Operations:

                                                          Year ended December 31, 2000
                                               -------------------------------------------------
                                                 Parent            Guarantor        Consolidated
                                                Company           Subsidiary            Total
                                               ---------          ----------        ------------
                                                                 (unaudited)
Contract revenues                               $ 77,467           $ 20,385           $ 97,852
Contract costs                                    57,199             11,036             68,235
Technology related costs:
   Research and development                        4,071                406              4,477
   Amortization of purchased technology            1,226                 --              1,226
Selling, general and administrative               15,125              4,340             19,465
Other charges:
   Nonrecurring severance                          2,031                 --              2,031
                                                --------           --------           --------

      Operating income (loss)                     (2,185)             4,603              2,418

Interest and other income                            254                 --                254
Interest expense                                 (16,053)                --            (16,053)
                                                --------           --------           --------

   Income (loss) before income taxes             (17,984)             4,603            (13,381)

Provision for (benefit of) income taxes           (6,577)             1,795             (4,782)
                                                --------           --------           --------

   Net income (loss)                            $(11,407)          $  2,808           $ (8,599)
                                                ========           ========           ========

                                                            Year ended December 31, 1999
                                                -------------------------------------------------
                                                 Parent           Guarantor          Consolidated
                                                 Company          Subsidiary             Total
                                                ---------         ----------         ------------
                                                                 (unaudited)
Contract revenues                               $ 77,904           $ 18,002           $ 95,906
Contract costs                                    51,830              9,978             61,808
Technology related costs:
   Research and development                        4,628                311              4,939
   Amortization of purchased technology               25                 --                 25
Selling, general and administrative               14,548              3,577             18,125
Other charges:
   Recapitalization costs                          8,754                 --              8,754
   Product line plant closure costs                  975                 --                975
   Abandoned acquisitions costs                      250                 --                250
                                                --------           --------           --------
      Operating income (loss)                     (3,106)             4,136              1,030

Interest and other income (loss)                     341                (11)               330
Interest expense                                 (12,121)                --            (12,121)
                                                --------           --------           --------

   Income (loss) before income taxes
   and extraordinary item                        (14,886)             4,125            (10,761)

Provision for (benefit of) income taxes           (2,985)             1,609             (1,376)
                                                --------           --------           --------
   Income (loss) before extraordinary item       (11,901)             2,516             (9,385)
                                                --------           --------           --------

Extraordinary loss                                 3,652                 --              3,652
                                                --------           --------           --------

   Net income (loss)                            $(15,553)          $  2,516           $(13,037)
                                                ========           ========           ========

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


Condensed Consolidating Statements of Operations (continued):

                                                                       Year ended December 31, 1998
                                                                 -------------------------------------------
                                                                  Parent         Guarantor      Consolidated
                                                                  Company        Subsidiary        Total
                                                                 ---------       ----------     ------------
                                                                                (unaudited)
Contract revenues                                                $  78,687       $  22,355       $ 101,042
Contract costs                                                      48,490          13,170          61,660
Technology related costs:
   Research and development                                          3,782             578           4,360
   Amortization of purchased technology                                 --           2,489           2,489
Selling, general and administrative                                 15,436           4,905          20,341
Other charges:
   Abandoned acquisitions costs                                        513              --             513
                                                                 ---------       ---------       ---------

      Operating income (loss)                                       10,466           1,213          11,679

Interest and other income (loss)                                       237              --             237
Interest expense                                                    (7,654)             --          (7,654)
                                                                 ---------       ---------       ---------

   Income (loss) before income taxes                                 3,049           1,213           4,262

Provision for (benefit of) income taxes                              1,175             487           1,662
                                                                 ---------       ---------       ---------

   Net income (loss)                                             $   1,874       $     726       $   2,600
                                                                 =========       =========       =========

Condensed Consolidating Statements of Cash Flows:

                                                                                   Year ended December 31, 2000
                                                                 ----------------------------------------------------------------
                                                                  Parent         Guarantor        Consolidating      Consolidated
                                                                  Company        Subsidiary       Eliminations          Total
                                                                 ---------       ----------       -------------      ------------
                                                                                (unaudited)
Net income (loss)                                                $ (11,407)      $   2,808           $    --          $  (8,599)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities                        3,187            (519)               --              2,668
                                                                 ---------       ---------           -------          ---------

Net cash provided by (used in) operating activities                 (8,220)          2,289               --              (5,931)
                                                                 ---------       ---------                            ---------

Net cash used in investing activities                               (5,430)         (1,769)            1,403             (5,796)
                                                                 ---------       ---------           -------          ---------

Net cash provided by financing activities                           11,727              --            (1,403)            10,324
                                                                 ---------       ---------           -------          ---------

Net increase (decrease) in cash and cash equivalents                (1,923)            520                --             (1,403)
Cash and cash equivalents, beginning of year                         5,701             299                --              6,000
                                                                 ---------       ---------           -------          ---------

Cash and cash equivalents, end of year                           $   3,778       $     819                --          $   4,597
                                                                 =========       =========           =======          =========

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


Condensed Consolidating Statements of Cash Flows (continued):

                                                                         Year ended December 31, 1999
                                                            --------------------------------------------------------
                                                            Parent         Guarantor    Consolidating   Consolidated
                                                            Company       Subsidiary     Eliminations       Total
                                                            --------      ----------    ------------    ------------
                                                                         (unaudited)
Net income (loss)                                           $(15,553)      $  2,516       $     --        $(13,037)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities                 (3,436)          (279)            --          (3,715)
                                                            --------       --------       --------        --------

Net cash provided by (used in) operating activities          (18,989)         2,237         (4,282)        (21,034)
                                                            --------       --------       --------        --------

Net cash used in investing activities                         (2,679)        (2,080)         2,006          (2,753)
                                                            --------       --------       --------        --------

Net cash provided by financing activities                     23,211             --          2,276          25,487
                                                            --------       --------       --------        --------

Net increase in cash and cash equivalents                      1,543            157             --           1,700
Cash and cash equivalents, beginning of year                   4,158            142             --           4,300
                                                            --------       --------       --------        --------

Cash and cash equivalents, end of year                      $  5,701       $    299       $     --        $  6,000
                                                            ========       ========       ========        ========

                                                                         Year ended December 31, 1998
                                                            --------------------------------------------------------
                                                            Parent         Guarantor    Consolidating   Consolidated
                                                            Company       Subsidiary    Eliminations        Total
                                                            --------      ----------    -------------   ------------
                                                                         (unaudited)
Net income                                                  $  1,874       $    726       $     --        $  2,600
Adjustments to reconcile net income to net cash
   provided by operating activities                            1,717          7,759             --           9,476
                                                            --------       --------       --------        --------

Net cash provided by operating activities                      3,591          8,485          3,392          15,468
                                                            --------       --------       --------        --------

Net cash provided by (used in) investing activities            6,123         (8,625)        (3,975)         (6,477)
                                                            --------       --------       --------        --------

Net cash used in financing activities                         (5,953)            --            583          (5,370)
                                                            --------       --------       --------        --------

Net increase (decrease) in cash                                3,761           (140)            --           3,621
Cash and cash equivalents, beginning of year                     397            282             --             679
                                                            --------       --------       --------        --------

Cash and cash equivalents, end of year                      $  4,158       $    142       $     --        $  4,300
                                                            ========       ========       ========        ========

NOTE 19. SUBSEQUENT EVENT

On April 12, 2001, the Company issued 15% Senior Discount Notes to DLJ and Behrman for gross proceeds of $10,053. The Company expects to incur expenses of approximately $750 in connection with this financing and the amendment of revolving credit facility (see Note 8). The notes are due on April 1, 2011. Under the terms of the notes, no interest will accrue prior to April 1, 2005. From April 1, 2005, interest will accrue at a compounded rate of 15% per year and will be paid at maturity. Interest will be paid in cash semiannually in arrears on April 1 and October 1 in each year commencing on October 1, 2005. Proceeds from the Senior Discount Notes will be used to pay down the balance under the revolving credit facility (see Note 8).

The issue price is $563.18 for each note with a principal maturity value of $1,000. The issue price will be accreted to the principal maturity value with periodic charges to interest expense through April 1, 2005.

                              CONDOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share and per note amounts)


The Company may redeem the notes at any time on or after April 1, 2005 at 107.5% of the accreted value. This percentage decreases ratably until April 1, 2008. After April 1, 2008, the Company may redeem the notes at the accreted value. The notes may be redeemed at the option of the holder in the event of a change of control and in certain other circumstances. Repayment of the principal and interest is unconditionally guaranteed by CEI Systems, a subsidiary of the Company.

In connection with the issuance of the Senior Discount Notes, the Company also issued warrants to purchase 21,670 shares of Class C Common Stock at $.01 per share. The warrants have a term of 10 years. The estimated relative fair value of the warrants will be recorded as a discount to the carrying value of the Senior Discount Notes. Such discount will be amortized with periodic charges to interest expense over the life of the Senior Discount Notes.

                              CONDOR SYSTEMS, INC.
          SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  For the three years ended December 31, 2000
                                 (in thousands)


      Column A                                 Column B               Column C                 Column D          Column E
----------------------                        ---------     ---------------------------     -------------       ----------
                                                               (1)            (2)
                                               Balance at    Charged to    Charged to                            Balance at
                                               beginning     costs and       other                                 end of
                                               of period     expenses       accounts          Deductions           period
                                              ---------     ----------    ----------          ----------        ----------
For the year ended December 31, 2000
Allowance for Doubtful Accounts..........        75             104          --                   --                179

For the year ended December 31, 1999
Allowance for Doubtful Accounts..........        75              --          --                   --                 75

For the year ended December 31, 1998
Allowance for Doubtful Accounts..........        75              --          --                   --                 75

                              CONDOR SYSTEMS, INC.
                UNAUDITED QUARTERLY SUPPLEMENTARY FINANCIAL DATA
                                 (in thousands)

                                                        THREE MONTHS ENDED
                                     MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                      2000           2000           2000           2000
Contract revenues                    $ 21,858       $ 26,812       $ 24,420       $ 24,762
Gross margin                            6,557         14,223          5,264          3,573
Net Income (loss)                      (2,804)         1,500         (2,057)        (5,238)


                                                        THREE MONTHS ENDED
                                     MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                       1999          1999           1999          1999
Contract revenues                    $ 19,008       $ 18,086       $ 26,738       $ 32,074
Gross margin                            7,847          5,617          9,857         10,777
Net Income (loss)                          76        (11,074)        (1,909)          (130)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

               The names of the directors of Condor, and certain information about them as of December 31, 2000, are set forth below:

                                                                                      DIRECTOR
NAME OF DIRECTOR               AGE                PRINCIPAL OCCUPATION                 SINCE
Kent E. Hutchinson              60     President and Chief Executive Officer of         2000
                                       the Company

Dr. Robert J. Hermann           65     Senior Partner, Global Technology                1999
                                       Partners, LLC

Dr. Paul G. Kaminski            58     Chief Executive Officer, Technovation, a         1999
                                       consulting firm, and Senior Partner of
                                       Global Technology Partners, LLC

William M. Matthes              40     Managing Partner, Behrman Capital II L.P.        1996

Noel Longuemare                 67     Consultant                                       1999

               Except as set forth below, each of the directors has been engaged in his principal occupation described above during the past five years.

               Dr. Robert J. Hermann has been a Senior Partner of Global Technology Partners since April 1998. Dr. Hermann most recently served as Senior Vice President for Science and Technology at United Technologies Corporation and has served in various other capacities at United Technologies since 1982. Prior to joining United Technologies, Dr. Hermann spent twenty years with the National Security Agency and in 1977 was appointed Principal Deputy Assistant Secretary of Defense for Communications, Command, Control and Intelligence. In 1979, he was named Assistant Secretary of the Air Force for Research, Development and Logistics and in parallel was Director of the National Reconnaissance Office. Dr. Hermann is a member of the President's Foreign Intelligence Advisory Board, the Defense Science Board and the National Academy of Engineering, and is Chairman of the Board of both the American National Standards Institute and Draper Laboratory. He is also a visiting scholar at Harvard University and a director of DeCrane Aircraft Holdings.

               Dr. Paul G. Kaminski has been a Senior Partner of Global Technology Partners since March 1998. Dr. Kaminski most recently served as U.S. Undersecretary of Defense for Acquisition and Technology from 1994 to 1997. Dr. Kaminski currently serves as Chief Executive Officer of Technovation, Inc., a consulting firm focusing on business strategy and advanced technology. Dr. Kaminski is a former Chairman of the Defense Science Board and is currently a member of the Senate Select Committee on Intelligence--Technical Advisory Group, the NRO Advisory Council and the National Academy of Engineering. He is a Fellow of the Institute for Electrical and Electronic Engineering and a Fellow of the American Institute of Aeronautics and Astronautics. Dr. Kaminski is a director of General Dynamics, Dyncorp, Anteon Corp., Software Engineering Institute and several privately held technology companies.

               R. Noel Longuemare has been a private consultant since 1997. From 1993 to 1997 Mr. Longuemare served as U.S. Principal Deputy Undersecretary of Defense for Acquisition and Technology. Mr. Longuemare was also appointed as the U.S. Acting Undersecretary of Defense for Acquisition and Technology in 1994 and again in 1997. Previously Mr. Longuemare was Vice President and General Manager of the Systems Development and Technology Divisions at the Westinghouse Electronic Systems Group in Baltimore, Maryland, a company he joined in 1952. He has also served as a member of the Defense Science Board and the Air Force Scientific Advisory Board. He was a Fellow in both the Institute of Electrical and Electronic Engineers and the American Association for the Advancement of Sciences.

               William M. Matthes has been a Managing Partner with Behrman Capital where he has worked since 1996. From 1994 to 1996, Mr. Matthes was Chief Operating Officer of Holsted Marketing, Inc., a direct marketing company. Previously Mr. Matthes spent seven years as a General Partner at Brentwood Associates, a leveraged buyout and venture capital firm. Mr. Matthes is a director of several companies, including iStar Financial, Inc.

               Kent E. Hutchinson joined Condor on March 1, 2000 as its President and Chief Executive Officer. Mr. Hutchinson's background is given below.

               The Investors' Agreement, dated as of April 15, 1999, between Condor and its shareholders provides that Condor's board of directors shall consist of five members with three of the members to be appointed by Global Technology Partners, at least two members to be partners of Global Technology Partners who directly own Condor shares, one director to be appointed by Behrman and the final director to be Condor's chief executive officer, who is appointed by the board of directors. As long as the DLJ Entities have non-voting shares and maintains at least 10% of its initial ownership stake, Condor's board of directors cannot take some actions without the approval of DLJ Merchant Banking Partners, II L.P. See "Certain Relationships and Related Transactions -- Investors' Agreement" on page 87.

               The names of the executive officers of Condor, and certain information about them as of December 31, 2000, are set forth below:

NAME OF EXECUTIVE OFFICER       AGE                      POSITION
-------------------------       ---                      --------
Kent E. Hutchinson              60     President and Chief Executive Officer of
                                       the Company

Robert P. Eisenberg             55     Chief Operating Officer

Frederic B. Bassett             53     Chief Financial Officer and Secretary

Vernon A. Dale                  57     Vice President, Electronic Warfare Systems

David J. Klinger                46     Vice President, Advanced Systems

Charles H. Leber                43     Vice President, Engineering

Terry J. Schmidt                51     Vice President, Manufacturing


               Kent E. Hutchinson has been President and Chief Executive Officer since March 1, 2000. From 1997 to 2000, he was Executive Vice President of Kaman Corporation; a large technology company focused on the aerospace, parts and equipment distribution and musical instrument market. From 1991 to 1997, he held various positions, including President, at Norden Systems, a UTC Company. From 1983 to 1991, he was Vice President of Customer Requirements and Program Management for Northrop Defense Systems. He held various positions at Westinghouse from 1966 to 1983 and prior to that he was a Naval Flight Officer.

               Robert P. Eisenberg has been Chief Operating Officer since July 2000. Mr. Eisenberg was formerly with SCI Systems in Huntsville, AL where he managed over $100 million in annual Defense Electronics business from 1996 to June 2000. He began his career with the Space Division of General Electric in 1967 where he worked on NASA satellite programs. While there, he worked on designs for radio equipment on Skylab and on a microwave radar that measured wind speed over the oceans. While at GE, Mr. Eisenberg moved into program management, serving seven years in Advanced EW programs. In 1985, he moved to Northrop where for six years he was the Product Line Manager for Army and Navy jammers, including the ALQ-162. From 1992 to 1996, Mr. Eisenberg was at Norden as Program General Manager where he oversaw projects involving FAA radars, Fire Control Systems for the U.S. Army and the completion of system engineering and flight test for the Israeli Multi-mode Radar. Mr. Eisenberg received his Bachelor's Degree in Engineering from Stevens Institute of Technology and his MSEE from the University of Pennsylvania.

               Frederic B. Bassett has been Chief Financial Officer and Secretary since December 2000. Prior to joining Condor, Mr. Bassett was US Operations Controller of Howmet Corporation, a manufacturer of precision investment castings for the aerospace and industrial gas turbine markets, since 1996. From 1994 to 1996, he served as Vice President of Finance and Administration of Northrop Grumman Norden Systems, Inc. and Westinghouse Norden Systems. Mr. Bassett has held other various management positions, including Director of Business Operations at United Technologies Corporation, Norden Systems, Manager of Program Control and Contracts at Chemical Systems Division and Business Manager of Customer Support & Service at Pratt & Whitney Government Engine Business.

               Vernon A. Dale assumed responsibility for Condor's electronic warfare systems business unit in November 1999 and had been Vice President, Business Development since 1990. Prior to joining Condor, Mr. Dale held positions as Vice President of Business Development, Vice President of Engineering, and General Manager at Technology for Communications, Inc. from 1985 to 1990. Prior to that, Mr. Dale served in the capacity of Vice President of Engineering at EM Systems from 1980 to 1985, as Navy Business Area Manager for ArgoSystems from 1975 to 1980, and as Manager of the Navy Surveillance Section at GTE Sylvania from 1967 to 1975.

               David J. Klingler assumed responsibility for Condor's Advanced Systems business unit in November 1999 and had been Vice President, Advanced Program Development since 1992. From 1985 to 1991 he served as Director of Business Development and Director of Systems Engineering. From 1981 to 1985, Mr. Klingler was Manager of the Advanced Electronic Intelligence Systems Department at ESL (now TRW). Prior to that, Mr. Klingler worked for the Recon Division of Watkins-Johnson where he was Manager of the Software Development Special Programs organization from 1977 to 1981.

               Charles H. Leber has been Vice President of Engineering since 1999 and had been Director of Product Development since 1997. From 1990 to 1997 he served as Manager of the Digital Signal Processing Department. Mr. Leber joined Condor in 1987.

               Terry J. Schmidt has been Vice President of Manufacturing since 1999 and had been Director of Manufacturing Operations since 1993. Mr. Schmidt had joined Condor in 1992 as Director of Material. Prior to that, Mr. Schmidt had worked for the Applied Technology Division of Litton Industries Inc. as Director of Material.

               There is no family relationship between any of the directors or executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF BOARD OF DIRECTORS

               Directors of Condor are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. In addition, Mr. Longuemare receives a yearly fee of $10,000.

COMPENSATION OF EXECUTIVE OFFICERS

               The following sets forth information concerning the compensation of executive officers for fiscal 2000.


                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION              LONG TERM COMPENSATION
                            ------------------------------ --------------------------------------
                                                           RESTRICTED    SECURITIES                  ALL OTHER
   NAME AND PRINCIPAL                 SALARY      BONUS      STOCK       UNDERLYING       LTIP      COMPENSATION
        POSITION             YEAR     ($) (1)      ($)       AWARDS      OPTIONS (#)     PAYOUTS       ($)(2)
--------------------------  -------- ----------  --------- -----------  --------------  ---------  ---------------
Kent E. Hutchinson,          2000     293,462        --           --       1,530,000        --        303,144(3)
   President and Chief
   Financial Officer

Vernon A. Dale,              2000     192,500        --           --         617,112        --          1,809
   Vice President, EW
   Systems

David J. Klingler,           2000     192,500        --           --         617,112        --            604
   Vice President,
   Advanced Systems

Terrence Schmidt,            2000     165,096        --       20,000         191,065        --            741
   Vice President,
   Manufacturing

Charles Leber,               2000     168,750        --       40,000         224,926        --            360
  Vice President,
  Engineering

John L. Taft,                2000     219,274        --       90,000         617,112        --            932
   Secretary and Chief
   Financial Officer(4)

----------

(1) All other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.

(2) Amounts reflect the cost of term life insurance premiums. For Mr. Hutchinson, the cost of term life insurance premium was $4,587. For Mr. Dale, the cost of term life insurance premium was $1,809. For Mr. Klingler, the cost of term life insurance premium was $604. For Mr. Schmidt, the cost of term life insurance premium was $741. For Mr. Leber, the cost of term life insurance premium was $360. For Mr. Taft, the cost of term life insurance premium was $932. No 401(k) contributions were made in the year 2000.

(3)     Mr. Hutchinson received $298,557 for relocation expenses.

(4) As of December 1, 2000, Mr. Taft was no longer employed by Condor. His restricted stock was forfeited and options were cancelled. No termination severance amounts were paid in 2000. Mr. Frederic Bassett became Secretary and Chief Financial Officer in December 2000.

                       STOCK OPTION GRANTS IN FISCAL 2000

               The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to grants of options to purchase Common Stock of Condor made in 2000.

                                                 INDIVIDUAL GRANTS
                     ----------------------------------------------------------------
                                      PERCENT
                       NUMBER OF      OF TOTAL
                       SECURITIES     OPTIONS
                       UNDERLYING     GRANTED     EXERCISE
                        OPTIONS     TO EMPLOYEES   PRICE
                        GRANTED      IN FISCAL     ($ PER    EXPIRATION  GRANT DATE
        NAME            (SHARES)      YEAR (1)     SHARE)       DATE     VALUE (3)
----------------------------------------------------------------------------------
Kent Hutchinson         1,020,000      11.70       $1.00      2010       $1.00
                          510,000       6.00       $1.00      2010       $1.00
Vernon Dale               617,112       7.07       $1.00      2010       $1.00
David Klingler            617,112       7.07       $1.00      2010       $1.00
Terrence Schmidt          191,065       2.19       $1.00      2010       $1.00
Charles Leber             224,926       2.58       $1.00      2010       $1.00
John Taft (2)             617,112       7.07       $1.00      2010       $1.00

(1) Condor granted options to employees to purchase an aggregate of 8,733,000 shares of Common Stock during 2000.

(2)     Mr. Taft's options were cancelled upon termination of his employment.

(3) We estimated the fair value of our Common Stock based on an analysis of comparable companies and developing multiples based on EBITDA. The multiples were then applied to Condor's historical and future results to develop an estimated fair value for Condor's Common Stock. Management considers this value to be a reasonable estimate.

                              EMPLOYMENT AGREEMENTS

               On February 23, 2000, the Board of Directors elected to terminate the employment agreement of Mr. Robert Young, who was serving as President and Chief Executive Officer. Under the terms of the employment agreement with Mr. Young, if Condor terminated his employment without cause, he would be entitled to the greater of 200% times his current base salary plus his most recently paid bonus. Condor recorded a pre-tax charge of approximately $1.5 million for severance related costs during the first quarter of 2000. The severance payments are being paid to Mr. Young in eight equal installments over the eight fiscal quarters from draws on a letter of credit. The Young employment agreement was for a term of three years with automatic one-year extensions. Under the agreement, Mr. Young was to receive (1) a base salary of $350,000, which was subject to annual review and increase, but not decrease; and (2) an annual bonus of up to 200% of the base salary depending upon the achievement of annual performance goals by both Condor and Mr. Young. The Young employment agreement contained a non-competition provision until two years after termination of employment, or one year in the case of termination for cause (as defined therein) or resignation without good reason (as defined therein). In addition, the Young employment agreement contained a provision preventing the solicitation of any Condor employees, suppliers or customers until one year after termination or six months if terminated without cause.

               Condor entered into an employment agreement with Kent E. Hutchinson effective as of March 1, 2000. The Hutchinson employment agreement is for a term of three years with automatic one-year extensions, unless 30 days prior notice of non-renewal is given by either Mr. Hutchinson or Condor. Under the Hutchinson employment agreement, Mr. Hutchinson is to receive (1) a base salary of $350,000, which is subject to annual review and increase, but not decrease; and (2) an annual bonus of up to 200% of the base salary depending upon the achievement of annual performance goals by both Condor and Mr. Hutchinson. The Hutchinson employment agreement contains a non-competition provision until two years after termination of employment, or one year in the case of termination for cause (as defined therein) or resignation without good reason (as defined therein). In addition, the Hutchinson employment agreement contains provision preventing the solicitation of any Condor employees, suppliers or customers until one year after termination or six months if terminated without cause.

               If Mr. Hutchinson terminates his employment with good reason, which definition includes termination because of a change of control (as defined therein), or if Condor terminates his employment without cause, Mr. Hutchinson is entitled to the greater of 200% times his current base salary plus his most recently paid bonus, or $1.4 million. This severance payment will be made in a lump sum to an escrow account and paid to Mr. Hutchinson in eight equal installments over the eight fiscal quarters following the quarter in which employment was terminated.

               Condor also adopted an unfunded, nonqualified deferred compensation plan that permits Mr. Hutchinson to defer certain amounts of compensation, for receipt at a later date (termination of employment or activation of the trigger, which is two days or more of default by Condor on its senior credit agreement). After Mr. Hutchinson terminates his employment with Condor, he will be entitled to the amount deferred under the agreement.

               Condor entered into an employment agreement with Robert P. Eisenberg dated July 10, 2000. The Eisenberg employment agreement is for a term of two years with automatic one-year extensions, unless 30 days prior notice of non-renewal is given by either Mr. Eisenberg or Condor. Under the Eisenberg employment agreement, Mr. Eisenberg is to receive (1) a base salary of $210,000, which is subject to annual review and increase, but not decrease; and (2) an annual bonus of up to 100% of the base salary depending upon the achievement of annual performance goals by both Condor and Mr. Eisenberg. The Eisenberg employment agreement contains a non-competition provision until two years after termination of employment, or one year in the case of termination for cause (as defined therein) or resignation without good reason (as defined therein). In addition, the Eisenberg employment agreement contains provision preventing the solicitation of any Condor employees, suppliers or customers until one year after termination or six months if terminated without cause.

               If Mr. Eisenberg terminates his employment with good reason, which definition includes termination because of a change of control (as defined therein), or if Condor terminates his employment without cause, Mr. Eisenberg is entitled to $500,000 severance pay. This severance payment will be made through a standby letter of credit to be issued by a bank or in a lump sum deposited into an escrow account and paid to Mr. Eisenberg in eight equal installments over eight fiscal quarters following the quarter that employment was terminated.

               Condor entered into an employment agreement with Vernon A. Dale, effective as of April 15, 1999. The Dale employment agreement is for a term of two years with automatic one-year extensions, unless 30 days prior notice of non-renewal is given by either Mr. Dale or Condor. Under the Dale employment agreement, Mr. Dale will receive (1) a base salary of $185,000, which is subject to annual review and possible increase; and (2) an annual bonus of up to 100% of the base salary depending upon the achievement of annual performance goals by both Condor and Mr. Dale. The Dale employment agreement contains a non-competition provision until two years after termination of employment, or one year in the case of termination for cause (as defined therein) or resignation without good reason (as defined therein). In addition, the Dale employment agreement contains provision preventing the solicitation of any Condor employees, suppliers or customers until one year after termination or six months if terminated without cause.

               If Mr. Dale terminates his employment with good reason, which definition includes termination because of a change of control (as defined therein), or if Condor terminates his employment without cause, Mr. Dale is entitled to a severance payment of $500,000. This severance payment will be made in a lump sum to an escrow account and paid to Mr. Dale in eight equal installments over the eight fiscal quarters following the quarter in which termination occurs.

               Condor entered into an employment agreement with David J. Klingler, effective as of April 15, 1999. The Klingler employment agreement is for a term of two years with automatic one-year extensions, unless 30 days prior notice of non-renewal is given by either Mr. Klingler or Condor. Under the Klingler employment agreement, Mr. Klingler will receive (1) a base salary of $185,000, which is subject to annual review and possible increase; and (2) an annual bonus of up to 100% of the base salary depending upon the achievement of annual performance goals by both Condor and Mr. Klingler. The Klingler employment agreement contains a non-competition provision until two years after termination of employment, or one year in the case of termination for cause (as defined therein) or resignation without good reason (as defined therein). In addition, the Klingler employment agreement contains provisions preventing the solicitation of any Condor employees, suppliers or customers until one year after termination or six months if terminated without cause.

               If Mr. Klingler terminates his employment with good reason, which definition includes termination because of a change of control (as defined therein), or if Condor terminates his employment without cause, Mr. Klingler is entitled to a severance payment of $500,000. This severance payment will be made in a lump sum to an escrow account and paid to Mr. Klingler in eight equal installments over the next eight fiscal quarters.

               On November 1, 2000, Condor entered into an employment agreement with Frederic B. Bassett. The Bassett employment agreement is for a term of three years with automatic extensions, unless 30 day's prior notice of non-renewal is given by either Mr. Bassett or Condor. Under the Bassett employment agreement, Mr. Bassett will receive (1) a base salary of $200,000, which is subject to annual review and possible increase; and (2) an annual bonus of up to 100% of the base salary depending upon the achievement of annual performance goals by both Condor and Mr. Bassett. The Bassett employment agreement contains a non-competition provision until two years after termination of employment, or one year in the case of termination for cause (as defined therein) or resignation without good reason (as defined therein). In addition, the Bassett employment agreement contains provision preventing the solicitation of any Condor employees, suppliers or customers until one year after termination or six months if terminated without cause.

               If Mr. Bassett terminates his employment with good reason, which definition includes termination because of a change of control (as defined therein), or if Condor terminates his employment without cause, Mr. Bassett is entitled to a severance payment of $500,000. This severance payment will be made in a lump sum to an escrow account and paid to Mr. Bassett in eight equal installments over the eight fiscal quarters following the quarter in which employment was terminated.

               Effective December 1, 2000, Condor's employment agreement with John L. Taft, Chief Financial Officer and Secretary of Condor, was terminated. Condor entered into an employment agreement with Mr. Taft in July 2000. The Taft employment agreement was for a term of two years with automatic one-year extensions, unless 30 days prior notice of non-renewal was given by either Mr. Taft or Condor. Under the Taft employment agreement, Mr. Taft received (1) a base salary of $195,000, which was subject to annual review and possible increase; and (2) an annual bonus of up to 100% of the base salary depending upon the achievement of annual performance goals by both Condor and Mr. Taft. The Taft employment agreement contained a non-competition provision until two years after termination of employment, or one year in the case of termination for cause (as defined therein) or resignation without good reason (as defined therein). In addition, the Taft employment agreement contained a provision preventing the solicitation of any Condor employees, suppliers or customers until one year after termination or six months if terminated without cause.

               In accordance with the Taft employment agreement, Mr. Taft will be paid a severance payment of $500,000. This severance payment will be paid to Mr. Taft in eight equal installments over the eight fiscal quarters beginning January 1, 2001. This commitment is secured with a letter of credit drawn in his favor specifying the dates for draws in concert with the contract provisions.


                      COMPENSATION COMMITTEE INTERLOCKS AND

                              INSIDER PARTICIPATION

               During fiscal 2000, none of Condor's executive officers served on the board of directors of any entities whose directors or officers serve on Condor's Compensation Committee. No current or past executive officers of Condor serve on Condor's Compensation Committee.

                      REPORT OF THE COMPENSATION COMMITTEE


               Notwithstanding anything to the contrary set forth in any of Condor's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, the following report shall not be incorporated by reference to any such filings.

               Condor's compensation policy seeks to attract and reward highly motivated and talented individuals who will bring the most value to the company. The company's compensation policy, endorsed by the Compensation Committee, is that a substantial part of the total compensation of the executive officers be related to and contingent upon their individual contribution and performance and the performance of the business as a whole. In this way Condor seeks to encourage a continuing focus on the operation of the business while motivating the executives to perform to the fullest extent of their abilities. In addition, the company's stock incentive option plan for management is designed to motivate and retain talented management individuals, as well as allow them to share in the long-term growth and financial success of the company.


               The following describes the three components of compensation for Condor's Chief Executive Officer and the next four most highly compensated executive officers: 1) base salary; 2) a variable bonus tied to the Company's attainment of certain performance goals as measured by EBITDA; and 3) incentive stock option awards.

Base Salary

               The level of base salary is established primarily on the basis of the individual's qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with Condor for business and executive talent, and the incentives necessary to attract and retain qualified management. Company performance does not play a significant role in the determination of base salary. The Compensation Committee annually reviews the base salary of each executive officer to determine the appropriateness of increasing such base salary.


Bonus


               In general, an executive's annual bonus can vary from zero to 100% (200% in the case of the President and CEO) of the base salary dependent on the performance of the Company against EBITDA targets determined in advance by the Committee. Particular target levels upon which an executive's bonus is based are stated in the employment contract of the executive. Following the completion of the year, the Committee reviews the performance of the Company and compares it to the targets previously set for that year. Based on that comparison, the bonus amounts are determined.

               Bonus compensation for the year 2000 will be paid in 2001, and has not been determined as of the date of this report. No bonus amounts were paid in 2000.

Stock Options

               In 1999, Condor established an Management Stock Incentive Plan for executive personnel and other key employees of the company. The plan is administered by the Compensation Committee which determines the participants eligible for the plan, and the types and terms and conditions of awards. Participants are eligible for performance options and superperformance options. Performance options vest and become exercisable based on the company's attainment of target EBITDA established by the Board of Directors. Superperformance options vest upon a change of control of the company, provided the applicable minimum value per diluted share as set forth in the agreement has been achieved in connection with such change of control.

Compensation of the Chief Executive Officer

               In fiscal year 2000, Mr. Hutchinson received a salary of $293,462. No bonus was paid to Mr. Hutchinson in 2000, as his tenure as Chief Executive Officer began in March 2000. Mr. Hutchinson also received options to purchase 1,020,000 shares of Class A common stock under the performance plan and 510,000 shares of Class A common stock under the superperformance plan. These levels of stock option grants are consistent with the levels established for the former Chief Executive Officer and are considered reasonable and competitive in the Silicon Valley employment environment.

                                            Paul Kaminski
                                            Noel Longuemare
                                            William Matthes

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             COMMON STOCK OWNERSHIP

                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth the beneficial ownership of the Company's Common Stock as of December 31, 2000 as to (i) each person who is known by the Company to beneficially own more than five percent of each class of the Company's Common Stock, (ii) each of the Company's directors and nominees,
(iii) each of the executive officers and former executive officers named in the Summary Compensation Table on page 78, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each of the named individuals is c/o Condor Systems, Inc., 2133 Samaritan Drive, San Jose, CA 95124.

                                                                         Percentage
                                                   Shares     Class of       of
                                                Beneficially   Common    Outstanding
Name of Beneficial Owner                          Owned(1)     Stock       Class(2)
------------------------                        ------------  --------   -----------
DLJ Entities(3).............................     28,867,968      C           96.14%
Behrman Capital II L.P. and related
 investors(4)...............................     15,000,000      A           68%  (A)
                                                  1,068,154      C            3.6%(C)
Kent E. Hutchinson..........................             --      --            --
Vernon A. Dale(5)...........................        756,777      A            3.4%
David J. Klingler(6)........................        632,223      A            2.9%
Charles Leber...............................        260,716      A            1.2%
Terrance J. Schmidt and Teresa L. Schmidt as
 Co-Trustee of the Schmidt Living Trust.....        166,040      A            *
John L. Taft ...............................        140,155      A            *
Dr. Paul G. Kaminski, a Global Technology
  Partners partner(7).......................        198,843      A            *
                                                    584,720      B           22.9%(B)
                                                     68,347      C            *
Dr. Robert J. Hermann, a Global Technology
  Partners partner(7).......................         99,421      A            *
                                                    425,403      B           16.7%
R. Noel Longuemare(7).......................         20,100      A            *
                                                      5,974      C            *
William M. Matthes .........................             --      --           *
John M. Deutch(8)...........................        248,210      B            9.7%
William J. Perry(8).........................        248,210      B            9.7%
John P. White(8)............................        389,264      B           15.3%
Irving B. Yoskowitz(8)......................        584,720      B           22.9%
Robert E. Young II and Nancy L. Young,
  Trustees of the Young Family Revocable
  Living Trust..............................      1,852,855      A            8.4%
All directors and officers as a group             2,274,274      A           10.3%(A)
  (10 persons)(9)..........................       1,010,123      B           39.6%(B)
                                                     74,321      C            *   (C)

----------

* less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The Percent of Total is calculated based on 22,057,192 shares of Class A Common Stock, 2,551,053 shares of Class B Common Stock and 29,965,217 shares of Class C Common Stock outstanding at December 31, 2000 and subject to options and warrants exercisable within 60 days of such date.

(2) Shares of common stock held by Global Technology Partners have voting rights equal in the aggregate to the sum of the shares held by Global Technology Partners and DLJ Entities, divided by the sum of shares held by Global Technology Partners or initially 11.39 votes per share.
        Thus, the percentage of voting securities held by Global Technology Partners will be equal to the sum of the percentage of the outstanding common stock held by DLJ Entities and the Global Technology Partners. Shares of Common Stock held by Behrman and management have one vote per share. Thus, the percentage of voting securities held by each of Behrman and management is equal to their respective percentage of outstanding common stock. Although the DLJ Entities' shares of common stock do not have any voting rights, the consent of DLJ Merchant Banking Partners, II L.P. is required prior to implementing decisions of the Company's Board of Directors relating to, among other things, financings, acquisitions and dispositions. See "Relationships and Related Party Transactions -- Investors' Agreement."

(3) Consists of shares held directly by DLJ Merchant Banking and the following related investors:

        o   DLJ Merchant Banking Partners II-A, L.P. ("DLJMBIIA")
        o   DLJ Offshore Partners II, C.V. ("Offshore")

        o   DLJ Diversified Partners, L.P. ("Diversified")

        o   DLJ Diversified Partners-A, L.P. (Diversified A")
        o   DLJ Millennium Partners, L.P. ("Millennium")

        o   DLJ Millennium Partners-A, L.P. ("Millennium A")

        o   DLJMB Funding II, Inc. ("Funding")

        o   DLJ First ESC L.P. ("DLJ First ESC")

        o   UK Investment Plan 1997 Partners, Inc. ("UK Partners")
        o   DLJ EAB Partners, L.P. ("EAB")

        o   DLJ ESC II L.P. ("DLJ ESC II")

        The address of each of DLJ Merchant Banking, DLJMBIIA, Diversified, Diversified A, Millennium, Millennium A, Funding, DLJ First ESC, EAB and DLJ ESC II is 277 Park Avenue, New York, New York 10172. The address of Offshore is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067.

        Includes 1,919,021 shares of Class C Common Stock subject to warrants exercisable within 60 days of December 31, 2000.

(4) Consists of shares held directly by Behrman Capital II L.P. and Strategic Entrepreneur Fund II L.P. (the "Behrman Investors"). The address of the Behrman Investors is 126 East 56th Street, New York, New York 10022. Includes 1,068,154 shares of Class C Common Stock subject to warrants exercisable within 60 days of December 31, 2000.

(5) Includes 16,778 shares subject to options exercisable within 60 days of December 31, 2000.

(6) Includes 16,778 shares subject to options exercisable within 60 days of December 31, 2000.

(7) Messrs. Kaminski, Hermann and Longuemare are partners of Global Technology Partners, LLC and directors of Condor. Share data shown for such individuals excludes shares shown as held by Global Technology Partners, LLC as to which Drs. Kaminski, Hermann and Longuemare disclaim beneficial ownership. The number of shares of Class A Common Stock and Class C Common Stock shown for Dr. Kaminski consists of shares subject to options and warrants exercisable within 60 days of December 31, 2000. The number of shares Class A Common Stock shown for Dr. Hermann consists of shares subject to options exercisable within 60 days of December 31, 2000. The number of shares of Class A Common Stock and Class C Common Stock shown for Mr. Longuemare consists of shares subject to options and warrants exercisable within 60 days of December 31, 2000.

(8) A member of Global Technology Partners, LLC who is not a director of Condor (the "Global Technology Partners Investors"). The address of the Global Technology Partners Investors is c/o Global Technology Partners, LLC, 99 Summer Street, Suite 1820, Boston, MA 02110. Each Global Technology Partners Investor disclaims beneficial ownership as to the shares held by the other Global Technology Partners Investors.

(9) Includes 430,932 shares subject to options exercisable within 60 days of December 31, 2000 held by all executive officers and directors of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financial Advisory Fees and Agreements

               In connection with the merger on April 15, 1999 of WDC Acquisition Corp. into Condor, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJ Merchant Banking Partners II, L.P. (a subsidiary of CS First Boston), acted as financial advisor to WDC Acquisition Corp. Condor, as successor to WDC Acquisition Corp., agreed to engage DLJSC as its exclusive financial advisor for a period of five years beginning upon the closing of the merger. Condor may from time to time enter into financial advisory or other investment banking relationships with DLJSC or one of its affiliates pursuant to which DLJSC or its affiliates will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith. Condor expects that any such arrangement will include provisions for the indemnification of DLJSC against specified liabilities, including liabilities under the federal securities laws.

               Also in connection with the merger, Behrman Capital Management Corp. ("BCMC"), an affiliate of Behrman Capital Fund L.P., acted as financial advisor to Condor. Condor has agreed to engage BCMC to provide financial advisory services in connection with each future acquisition by Condor of a business, whether by merger, stock purchase, acquisition of assets or otherwise, for a fee of 2.0% of the enterprise value of the business being acquired up to the earlier of the eighth anniversary of the effectiveness of such acquisition and the payment of $4.0 million in aggregate amount. BCMC will be entitled to reimbursement for reasonable disbursements and out-of-pocket expenses incurred in connection therewith. Condor expects that any such arrangement will include provisions for the indemnification of BCMC against specified liabilities.

Incentive Payments

               Pursuant to the merger agreement, Condor is obligated to make cash payments limited to a maximum aggregate amount of $7.0 million (the "Incentive Payments") to all of Condor's existing shareholders, including management employees and non-management employees, upon consummation of any of the following events prior to the eighth anniversary of the closing date of the merger:

               - an underwritten public offering of common stock, or of a security convertible for or exchangeable into such common stock, of Condor, any successor to Condor or any of its subsidiaries or parent company (the "Condor Entities")

               - a sale, recapitalization, merger, change in control or similar transaction involving any Condor Entity in which any DLJ Entity or its permitted transferees receives consideration, other than equity securities in any Condor Entity, in respect of its equity securities in such Condor Entity, which, when aggregated with all other such consideration received by all DLJ Entities and any permitted transferees in respect of their equity securities in all Condor Entities, exceeds their aggregate purchase price for all such equity securities

               - an acquisition by any Condor Entity of the Applied Technology Division whether by merger or acquisition of all or substantially all the assets of the Applied Technology Division, or otherwise

               - an acquisition by any Condor Entity of a business, other than the Applied Technology Division, whether by merger or acquisition of all or substantially all of the assets of such business or otherwise and the cumulative enterprise value of all businesses, including the Applied Technology Division acquisition if consummated, which have been the subject of acquisitions by Condor Entities since the effectiveness of the acquisition, equals or exceeds $100 million

               As to acquisitions:

               - the Incentive Payments are made only when the aggregate enterprise value of completed acquisitions exceeds $100.0 million

               - once the aggregate enterprise value of completed acquisitions exceeds $100.0 million but is less than or equal to $200.0 million, $5.0 million of Incentive Payments will be payable in increments based on a percentage of the amount over $100.0 million

               - an additional $2.0 million becomes payable immediately when the aggregate enterprise value of completed acquisitions exceeds $200.0 million

Investors' Agreement

               Also in connection with the merger and recapitalization in 1999 Condor, DLJ entities (subsidiaries of CS First Boston), Behrman entities, Global Technology Partners and certain management personnel (the "Condor Investors") entered into an investors' agreement at the effectiveness of the acquisition. If the DLJ entities are in the future permitted to control Condor directly by holding voting stock, the DLJ entities may elect to have both their shares of Condor common stock and Global Technology Partners' shares of Condor common stock converted into shares with one vote per share.

               The investors' agreement provides that Condor's board of directors shall consist of five members with three of the members to be appointed by Global Technology Partners, at least two members to be partners of Global Technology Partners who directly own Condor shares, one director to be appointed by Behrman and the final director to be Condor's chief executive officer, who is appointed by the board of directors. As long as the DLJ entities have non-voting shares and maintains at least 10% of its initial ownership stake, Condor's board of directors cannot take some actions without the approval of DLJ Merchant Banking Partners II, L.P. These actions include:

               - the sale or disposal of all of Condor's assets, or a substantial part thereof

               - pledges, mortgages, or other encumbrances of Condor's assets, other than for obtaining working capital or funds for capital improvements

               - the issuance or redemption of debt or equity securities, including options and other equity-based compensation

               -  mergers, consolidations, reorganizations and acquisitions

               - Condor's dissolution, sale or liquidation, or a change of control

               - the filing of a bankruptcy petition or the winding-down of the business

               -  a change in Condor's independent auditors

               -  a change in Condor's corporate charter

               -  extraordinary compensation actions

               Shares of Condor's common stock held by Condor's management, Global Technology Partners and Behrman cannot be transferred except pursuant to the terms of the investors' agreement. The DLJ entities and Condor have a right of first offer on any shares of Condor's common stock which Global Technology Partners may propose to sell. The DLJ entities have a right of first offer, and to the extent the DLJ entities do not exercise such right, Condor has a right of first offer, on any shares of Condor common stock which Behrman may propose to sell. Behrman, Global Technology Partners and Management may participate in specified sales of shares of Condor common stock by the DLJ entities, and the DLJ entities may require Behrman, Global Technology Partners and management to sell their shares of Condor common stock should the DLJ entities elect to sell their shares of Condor common stock.

               The Condor Investors have registration rights related to their shares of Condor common stock. The DLJ entities are entitled to request five demand registrations with respect to the shares of Condor common stock it owns. These demand registration rights are immediately exercisable subject to customary deferral and cutback provisions. Behrman also has demand registration rights under some circumstances. Each Condor Investor has piggyback registration rights, subject to customary cutback provisions.

GTP Options

               In August 2000, Condor granted options to members of Global Technology Partners, two of whom are members of the Board of Directors, to purchase an aggregate of 1,831,776 shares, representing up to 2.9% of Condor's common stock on a fully diluted basis, which options will vest over a three-year period, subject to acceleration if any DLJ entity sells any of its shares of Condor common stock, and will be exercisable at an exercise price equal to $1.00.

Preferred Stock Offering

               In February 2000, DLJ and Behrman entities invested an additional $10.0 million in Condor through the purchase of 100,000 shares a new series of preferred stock. A second preferred stock offering was consummated in the summer of 2000 in which certain management shareholders of Condor and members of Global Technology Partners purchased an aggregate of 3,777 shares of preferred stock for an aggregate purchase price of $377,000. See Item 5 -- "Market for Common Equity and Related Stockholder Matters."

Other Transactions

               On February 10, 2000, the Company acquired all of the shares held by Gary M. Viljoen, former Chief Financial Officer, for $250,000 as a part of an agreement to settle all claims related to the termination of his employment agreement.

               For a description of the employment agreements with Messrs. Hutchinson, Bassett and Taft which were entered into in fiscal 2000, see Part II -- "Executive Compensation -- Employment Agreements" on page 79. Condor also entered into a deferred compensation agreement with Mr. Hutchinson. See Part II -- Executive Compensation -- Employment Agreements" on page 79.

                                    PART IV.

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this Annual Report on Form 10-K:

               (1) The Financial Statements are filed as part of this report under Item 8 on page 38.

               (2) Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998 is filed as part of this report under Item 8 on page 73. All other schedules are omitted as the information is not applicable or is presented in the financial statements.

               (3)  Exhibits:

               The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

               (b) Condor did not file any reports on Form 8-K during the year ended December 31, 2000.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Dated: April 12, 2001                   CONDOR SYSTEMS, INC



                                        By:  /s/ Kent E. Hutchinson
                                            ------------------------------------


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent E. Hutchinson and Frederic B. Bassett, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                 TITLE                             DATE

      /s/ Kent E. Hutchinson        President and Chief Executive     April 12, 2001
---------------------------------   Officer
      Kent E. Hutchinson            (Principal Executive Officer)


     /s/ Frederic B. Bassett        Secretary and Chief Financial     April 12, 2001
---------------------------------   Officer
     Frederic B. Bassett            (Principal Financial and
                                    Accounting Officer)


       /s/ Robert J. Hermann        Director                          April 12, 2001
---------------------------------
      Robert J. Hermann


       /s/ Paul G. Kaminski         Director                          April 12, 2001
---------------------------------
       Paul G. Kaminski


        /s/ William Matthes         Director                          April 12, 2001
---------------------------------
       William Matthes


        /s/ Noel Longuemare         Director                          April 12, 2001
---------------------------------
       Noel Longuemare

                                  EXHIBIT INDEX


  Exhibit Number                           Description
  --------------                           -----------
        2.1           Agreement and Plan of Merger, dated as of March 8, 1999,
                      among Condor Systems, Inc. WDC Acquisition Corp. and the
                      shareholders listed therein (previously filed as Exhibit
                      2.1 to Form S-1, filed on May 20, 1999 as amended by
                      amendments filed on September 1, 1999, July 19, 2000 and
                      October 4, 2000 (File No. 333-78901-01), and incorporated
                      by reference herein).

        3.1 Amended and Restated Articles of Incorporation, filed with the California Secretary of State on February 4, 2000.

        3.2           By-laws, as amended on November 1, 2000.

        3.3 Certificate of Incorporation of CEI Systems, Inc., filed with the Delaware Secretary of State on September 17, 1997
                      (previously filed as Exhibit 3.1.3 to Form S-1, filed on May 20, 1999 as amended by amendments filed on September
                      1, 1999, July 19, 2000 and October 4, 2000 (File No.
                      333-78901-01), and incorporated by reference herein).

        3.4           By-laws of CEI Systems, Inc. (previously filed as Exhibit
                      3.1.4 to Form S-1, filed on May 20, 1999 as amended by amendments filed on September 1, 1999, July 19, 2000 and
                      October 4, 2000 (File No. 333-78901-01), and incorporated by reference herein).

        4.1           Investors' Agreement, dated as of April 15, 1999, among
                      Condor Systems, Inc. and the shareholders listed therein
                      (previously filed as Exhibit 4.1 to Form S-1, filed on May
                      20, 1999 as amended by amendments filed on September 1, 1999, July 19, 2000 and October 4, 2000 (File No.
                      333-78901-01), and incorporated by reference herein).

        4.2           Indenture, dated as of April 15, 1999, among Condor
                      Systems, Inc., CEI Systems, Inc. and State Street Bank and
                      Trust Company (previously filed as Exhibit 4.2 to Form
                      S-1, filed on May 20, 1999 (File No. 333-78901-01), and
                      incorporated by reference herein).

        4.3 Series A Senior Preferred Stock Subscription Agreement, dated April 30, 1999, among Condor Systems, Inc. and various purchasers of Series A1 Preferred Stock Company
                      (previously filed as Exhibit 4.6 to Form S-1, filed on May
                      20, 1999 as amended by amendments filed on September 1, 1999, July 19, 2000 and October 4, 2000 (File No.
                      333-78901-01), and incorporated by reference herein).

        4.4           Form of Warrant, dated April 30, 2000.

        10.1 Investors' Agreement filed as an exhibit to this Report on Form 10-K as Exhibit 4.1.

        10.2          Credit Agreement, dated as of April 15, 1999, among Condor
                      Systems, Inc., CEI Systems, Inc., Bank of America National
                      Trust and Savings Association, as Agent, Antares Capital
                      Corporation, as Documentation Agent and several lenders parties thereto, First Amendment to Credit Agreement, dated as of April 27, 1999, and Second Amendment to Credit
                      Agreement and Waiver, dated as of February 9, 2000
                      (previously filed as Exhibits 10.3, 10.3.1 and 10.3.2 to
                      Form S-1, filed on May 20, 1999 as amended by amendments filed on September 1, 1999, July 19, 2000 and October 4,
                      2000 (File No. 333-78901-01), and incorporated by reference herein).

        10.3 Condor Systems, Inc. 1999 Employee Stock Incentive Plan, effective as of December 14, 1999, as amended on May 9, 2000.

        10.4 Condor Systems, Inc. 1999 Management Stock Incentive Plan, effective as of December 14, 1999 (previously filed as Exhibit 4.4 to Form S-1, filed on May 20, 1999 as amended by amendments filed on September 1, 1999, July 19, 2000 and October 4, 2000 (File No. 333-78901-01), and
                      incorporated by reference herein).

       10.5.1         Stock Option Agreement, dated August 4, 2000, between
                      Condor Systems, Inc. and Robert J. Hermann.

       10.5.2         Stock Option Agreement, dated August 4, 2000, between
                      Condor Systems, Inc. and Paul G. Kaminski.

       10.5.3         Stock Option Agreement, dated August 4, 2000, between
                      Condor Systems, Inc. and Noel Longuemare.

       10.6.1         Condor Systems, Inc. Deferred Compensation Plan for
                      Management.

       10.6.2         Form of Deferred Compensation Agreement.

       10.7.1         Employment Agreement of Kent E. Hutchinson, dated March 1,
                      2000 and amended May 9, 2000 (previously filed as Exhibit
                      10.2.1 to Form S-1, filed on May 20, 1999 as amended by amendments filed on September 1, 1999, July 19, 2000 and
                      October 4, 2000 (File No. 333-78901-01), and incorporated by reference herein).

       10.7.2         Employment Agreement of Frederic B. Bassett, dated
                      November 1, 2000.

       10.7.3         Employment Agreement of Robert P. Eisenberg, dated July
                      10, 2000 (previously filed as Exhibit 10.2.1 to Form 10-Q filed November 14, 2000, as amended amendments filed on November 15, 2000 and November 16, 2000 (File No,
                      333-789-01) and incorporated by reference herein.

       10.7.4         Employment Agreement of Charles Leber, dated April 6, 2000
                      (previously filed as Exhibit 10.2.9 to Form S-1, filed on May 20, 1999 as amended by amendments filed on September
                      1, 1999, July 19, 2000 and October 4, 2000 (File No.
                      333-78901-01), and incorporated by reference herein).

       10.7.5         Employment Agreement of Vernon Dale, dated April 6, 1999
                      (previously filed as Exhibit 10.2.3 to Form S-1, filed on May 20, 1999 as amended by amendments filed on September
                      1, 1999, July 19, 2000 and October 4, 2000 (File No.
                      333-78901-01), and incorporated by reference herein).

       10.7.6         Employment Agreement of David Klingler, dated April 6,
                      1999 (previously filed as Exhibit 10.2.4 to Form S-1, filed on May 20, 1999 as amended by amendments filed on September 1, 1999, July 19, 2000 and October 4, 2000 (File
                      No. 333-78901-01), and incorporated by reference herein).

        10.8          Standard Form Lease, dated September 29, 2000, between
                      T.B.I./Mission West Properties, LLC and Condor Systems,
                      Inc.

        12.1          Statement re computation of ratios.

         21           Subsidiaries of Condor Systems, Inc.

         24           Power of Attorney (included in Part IV of the Annual
                      Report on Form 10-K under the caption "Power of Attorney").