Form 10-Q
period 2001-03-31
CONDOR SYSTEMS INC; CEI SYSTEMS INC
filed 2001-05-15
CIK 779033, 1086557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                          Commission file number 779033

================================================================================

                              CONDOR SYSTEMS, INC.
            (Exact name of co-registrant as specified in its charter)

            California                                   94-2623793
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                                CEI SYSTEMS, INC.
            (Exact name of co-registrant as specified in its charter)

             Delaware                                    77-0466448
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                              2133 Samaritan Drive
                               San Jose, CA 95124
          (Address of principal executive offices, including zip code)
                                 (408) 371-9580
             (Co-registrants' telephone number, including area code)

================================================================================

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               Yes [X]   No [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 31, 2001: NOT APPLICABLE.

     THE NUMBER OF SHARES OR AMOUNT OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF SECURITIES AS OF MARCH 1, 2001: CLASS A COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING, 21,365,892 SHARES; CLASS B COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING, 2,551,053 SHARES; CLASS C COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING, 26,966,721 SHARES.

                                      INDEX


PART I.   FINANCIAL INFORMATION............................................

     Item 1.   Financial Statements........................................

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk..

PART II.  OTHER INFORMATION................................................

     Item 1.   Legal Proceedings...........................................

     Item 2.   Changes in Securities and Use of Proceeds...................

     Item 4.   Submission of Matters to a Vote of Security Holders.........

     Item 6.   Exhibits and Reports on Form 8-K............................

SIGNATURES

     This Form 10-Q contains statements that, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate, "project," "plan," " intend," "expect," or the negative of these terms and similar terminology are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions and other charges. Readers are cautioned not to place undue reliance on these forward looking statements that speak only as of the date of the Form 10-Q. Condor does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances and changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated by the forward looking statements, see "Risk Factors" on page 22.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                              CONDOR SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                         MARCH 31,    DECEMBER 31,
                                                                           2001           2000
                                                                         ---------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   1,321     $   4,597
   Restricted cash                                                           1,176         1,164
   Contract receivables, net                                                53,790        54,196
   Inventories                                                               5,592         4,374
   Deferred income taxes                                                     9,628         8,759
   Other current assets                                                      1,391         1,171
                                                                         ---------     ---------
            Total current assets                                            72,898        74,261
Property and equipment, net                                                  6,960         7,718
Purchased technology rights, net                                             3,136         3,569
Deferred income taxes                                                        3,291         3,291
Other assets, net                                                            7,627         7,731
                                                                         ---------     ---------
            Total assets                                                 $  93,912     $  96,570
                                                                         =========     =========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
   STOCK AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Bank borrowings                                                       $  17,500     $  17,500
   Accounts payable                                                          6,516        12,507
   Accrued expenses                                                         19,025        16,416
   Customer contract advances                                                5,184         1,829
                                                                         ---------     ---------
            Total current liabilities                                       48,225        48,252
Subordinated notes                                                         100,000       100,000
                                                                         ---------     ---------
Total liabilities                                                          148,225       148,252
                                                                         ---------     ---------
Mandatorily Redeemable Preferred Stock, no par value:
   Authorized: 10,000 shares Series A Shares: 300 designated;
   104 issued and outstanding in 2001 and in 2000                           10,158         9,656
                                                                         ---------     ---------
Shareholders' deficit:
   Common Stock, par value $1.00 in 2000
   Authorized: 130,000 shares;
   Class A Shares: 60,000 designated; 21,366 issued and outstanding
     in 2001 and in 2000                                                    22,387        22,387
   Class B Shares: 10,000 designated; 2,551 issued and outstanding
     in 2001 and in 2000                                                     2,551         2,551
   Class C Shares: 60,000 designated; 26,967 issued and outstanding
     in 2001 and in 2000                                                    26,949        26,949
   Class C Common Stock warrants                                             2,100         2,159
   Notes receivable from shareholder                                        (1,347)       (1,347)
   Deferred stock compensation                                                (675)         (773)
   Accumulated deficit                                                     (26,321)      (23,149)
   Distributions in excess of net book value                               (90,115)      (90,115)
                                                                         ---------     ---------
            Total shareholders' deficit                                    (64,471)      (61,338)
                                                                         ---------     ---------
            Total liabilities, Mandatorily Redeemable Preferred Stock
              and shareholders' deficit                                  $  93,912     $  96,570
                                                                         =========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CONDOR SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)
                                   (unaudited)


                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      ---------------------
                                                        2001         2000
                                                      --------     --------
Contract revenues                                     $ 22,454     $ 21,858
   Costs and operating expenses:
      Contract costs                                    16,198       15,301
      Technology related costs:
         Research and development                          885        1,166
         Amortization of purchased technology              389           75
      Selling, general and administrative                4,652        4,055
      Other charges:  Non-recurring severance               --        1,500
                                                      --------     --------
                                                        22,124       22,097
                                                      --------     --------
Operating income (loss)                                    330         (239)
Interest and other income (loss)                             9          (33)
Interest expense                                        (3,932)      (3,880)
                                                      --------     --------
Loss before income taxes                                (3,593)      (4,152)
Benefit of income taxes                                   (862)      (1,348)
                                                      --------     --------
Net loss                                              $ (2,731)    $ (2,804)
                                                      ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CONDOR SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                     MARCH 31,
                                                                ----------------------
                                                                  2001         2000
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $ (2,731)    $ (2,804)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                  941        1,070
      Amortization of purchased technology                           389           75
      Amortization of deferred stock compensation                     98            -
      Other                                                         (869)      (1,351)
      Changes in assets and liabilities, net of effects of
         acquisitions:
         Contract receivables, net                                   406       (1,979)
         Inventories                                              (1,218)         379
         Other assets                                               (220)          89
         Accounts payable                                         (5,991)      (5,463)
         Accrued expenses                                          2,609        3,649
         Income taxes payable and receivable                           -           73
         Customer contract advances                                3,355         (520)
                                                                --------     --------
            Net cash used in operating activities                 (3,231)      (6,782)
                                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                  -       (4,900)
   Additions to property and equipment                               (33)        (194)
   Maturity of restricted cash                                         -        1,969
   Investment in restricted cash                                     (12)      (1,125)
                                                                --------     --------
            Net cash used in investing activities                    (45)      (4,250)
                                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of Mandatorily Redeemable
      Preferred Stock                                                  -       10,000
   Repurchase of Class A Common Stock                                  -         (297)
   Payments on long-term debt                                          -      (10,088)
   Proceeds from revolving line of credit                              -        7,000
                                                                --------     --------
            Net cash provided by financing activities                  -        6,615
                                                                --------     --------
   Net decrease in cash and cash equivalents                      (3,276)      (4,417)
   Cash and cash equivalents, beginning of period                  4,597        6,000
                                                                --------     --------
   Cash and cash equivalents, end of period                     $  1,321     $  1,583
                                                                ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CONDOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except per share and per note amounts)
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods. The interim results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ from those estimates.

NOTE 2 - LIQUIDITY:

     The Company reported negative cash flows from operations of $3,231 and $6,782 and net losses of $2,731 and $2,804 for the periods ended March 31, 2001 and March 31, 2000, respectively. The Company reported negative cash flow from operations of $5,931 and a net loss of $8,599 for the year ended December 31, 2000. As of March 31, 2001, the Company had an accumulated deficit of $26,321. The Company was in default on all of its financial ratio covenant provisions related to the Company's revolving credit facility at March 31, 2001 and December 31, 2000 and obtained a waiver from the bank in an amendment to the credit facility effective April 12, 2001 for such non-compliance.

          Further, effective April 12, 2001, the Company renegotiated covenants for future periods under the revolving credit facility. Starting in the fiscal quarter ended March 31, 2001, the existing financial leverage covenants under the facility were relaxed and additional financial covenants were added. The Company also received gross proceeds of $10,053 on April 12, 2001 from an offering of Senior Discount Notes to the Company's principal shareholders. (Note
6) The Company incurred expenses of approximately $750 in connection with this financing and the amendment to the revolving credit facility.

          In the future, the Company's ability to meet its obligations in the normal course of business is dependent upon, among other items, its ability to increase its advance billings on contracts, reduce operating expenses and return to profitable operations. Management believes that, given the renegotiation of the covenants and the $10,053 received from the Senior Discount Notes, the Company has sufficient liquidity to meet its operating and capital requirements through at least March 31, 2002.

NOTE 3 - CONTINGENCIES, RISKS AND UNCERTAINTIES:

REVENUE

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

FINANCIAL LEVERAGE AND LIQUIDITY

     The Company has incurred a significant amount of debt in connection with its 1999 recapitalization. The level of indebtedness could have significant impact on how the Company operates. It requires substantial debt service requirements that limit the amount of cash flows available for other operating and investing activities, exposes the Company to interest rate fluctuations and could also limit the Company's ability to obtain additional financing.

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

     As of March 31, 2001, the U.S. Government is claiming adjustments in an aggregate amount of $816 for three contracts. Condor has responded to these claims and is working with the U.S. Government to resolve these matters and believes that the resolution of these claims will not have a material adverse effect on its financial condition and results of operations. In addition, under U.S. Government purchasing regulations, some of Condor's costs, including certain financing costs, goodwill, portions of research and development costs and certain marketing expenses may not be reimbursable under U.S. Government contracts. In addition, many of Condor's products and systems require licenses from U.S. Government agencies for export from the United States, and some products are not permitted to be exported. Condor may from time to time suffer delays in obtaining awards on account of delays in obtaining an export license.

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

     Condor's primary international government customers consist of various agencies within the governments of Australia, Japan, Norway, Sweden and Taiwan. Typically, revenue from contracts with government agencies in Sweden exceeds 10% of Condor's contract revenues.

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

CONTRACT DELINQUENCIES

     As of March 2001, Condor was delinquent with deliveries on three major domestic contracts and two major international contracts. All of Condor's customers that were affected by the delinquencies have been in discussion with Condor to negotiate delivery date changes. No cure notices were provided by any customers and all delivery extensions will either be handled with no cost contract modifications or some form of consideration for the extension which is reasonable and customary for such transactions. The impact of such delinquencies is not expected to be material.

LITIGATION

     Condor is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business, none of which, in the opinion of management, is expected to have a material adverse effect to Condor's business results of operation or financial condition.

     Condor has been served a subpoena to provide information relevant to technical data supplied in response to a request for proposal from South Korea and in response to two requests for proposals from Sweden. The subpoena arises out of a grand jury proceeding that is investigating the potential violations of International Traffic and Arms Regulations. Condor is fully cooperating with the applicable authorities. Condor has retained attorneys in this matter. While there is significant uncertainty as to the ultimate outcome of this matter, the Management of the Company does not expect the results of this investigation to have a material adverse effect on the Company's financial position and results of operation.

DEFERRED TAX ASSETS

     Condor has recorded net losses during the periods ended March 31, 2001 and March 31, 2000. Management does not believe that a full valuation allowance is required for the Company's net deferred tax asset. The Company has provided a valuation allowance related to the Federal and State tax credit carryforwards that are not expected to be realized due to minimum and tax credit limitations. Based on the Company's historical performance and forecasts for the future, management believes it is more likely than not that the portion of the deferred tax asset for which a valuation allowance has not been established will be realized. However, should the Company not realize its forecasts, it may be necessary to increase the deferred tax asset valuation allowance in future periods.

NOTE 4 - ADDITIONAL FINANCIAL DATA:

                                                            MARCH 31,    DECEMBER 31,
                                                              2001           2000
                                                            ---------    ------------
                                                              (amounts in thousands)
RECEIVABLES, NET:
Unreimbursed costs and accrued profits to be billed          $42,550       $39,767
Prime U.S. Government contractors and foreign                  6,100         5,060
  governments
U.S. Government                                                5,140         9,369
                                                             -------       -------
                                                             $53,790       $54,196
                                                             =======       =======
INVENTORIES:
Raw Materials                                                $ 2,593       $ 2,609
Work in Progress                                               2,999         1,765
                                                             -------       -------
                                                             $ 5,592       $ 4,374
                                                             =======       =======


NOTE 5 - UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following summarized unaudited condensed consolidating financial information segregates CEI Systems, Inc., the subsidiary which guarantees the Subordinated Notes and Senior Discount Notes (the "Guarantor"). The accompanying financial information in the "Guarantor Subsidiary" column reflects the financial position, results of operations and cash flows for the Guarantor for the periods indicated. The Guarantor is a wholly-owned subsidiary of the Company, whose guarantees are full and unconditional. Separate statements of the Guarantor are not presented because management believes that such financial statements would not be material to investors. The financial information related to the Company's one other non-guarantor subsidiary is not presented as it is immaterial.

     The investments in the Guarantor in the following unaudited condensed consolidating financial information are accounted for under the equity method of accounting. The consolidating eliminations include the elimination of the investment in the Guarantor and elimination of intercompany accounts.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (amounts in thousands)
                                  (unaudited)

                                                                                          MARCH 31, 2001
                                                                     ------------------------------------------------------------
                                                                       PARENT       GUARANTOR      CONSOLIDATING     CONSOLIDATED
                                                                       COMPANY      SUBSIDIARY      ELIMINATIONS        TOTAL
                                                                     -----------    ----------     -------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $   1,756     $    (435)      $                 $   1,321
    Restricted cash                                                       1,176             -                             1,176
    Other current assets                                                 64,366         6,035                            70,401
    Intercompany receivable                                                   -        22,724         (22,724)                -
                                                                      ---------     ---------       ---------         ---------
         Total current assets                                            67,298        28,324         (22,724)           72,898

Property and equipment, net                                               6,094           866                             6,960
Investment in subsidiary                                                 19,673             -         (19,673)                -
Other assets, net                                                        14,000            54                            14,054
                                                                      ---------     ---------       ---------         ---------

         Total assets                                                 $ 107,065     $  29,244       $ (42,397)        $  93,912
                                                                      =========     =========       =========         =========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and other current liabilities                    $  27,538     $   3,187       $                 $  30,725
    Intercompany payable                                                 22,724             -         (22,724)                -
    Bank borrowings                                                      17,500             -                            17,500
                                                                      ---------     ---------       ---------         ---------
         Total current liabilities                                       67,762         3,187         (22,724)           48,225

Subordinated notes                                                      100,000             -                           100,000
                                                                      ---------     ---------       ---------         ---------
         Total liabilities                                              167,762         3,187         (22,724)          148,225
                                                                      ---------     ---------       ---------         ---------

Mandatorily Redeemable Preferred Stock                                   10,158             -                            10,158
         Total shareholders' equity (deficit)                           (70,855)       26,057         (19,673)          (64,471)
                                                                      ---------     ---------       ---------         ---------

         Total liabilities, Mandatorily Redeemable Preferred Stock
            and shareholders' equity (deficit)                        $ 107,065     $  29,244       $ (42,397)        $  93,912
                                                                      =========     =========       =========         =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (amounts in thousands)
                                  (unaudited)

                                                                                        DECEMBER 31, 2000
                                                                     ------------------------------------------------------------
                                                                       PARENT       GUARANTOR      CONSOLIDATING     CONSOLIDATED
                                                                       COMPANY      SUBSIDIARY      ELIMINATIONS        TOTAL
                                                                     -----------    ----------     -------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $   3,778     $     819        $       -         $   4,597
    Restricted cash                                                       1,164             -                -             1,164
    Other current assets                                                 62,333         6,167                -            68,500
    Intercompany receivable                                                   -        21,572          (21,572)                -
                                                                      ---------     ---------        ---------         ---------
         Total current assets                                            67,275        28,558          (21,572)           74,261

Property and equipment, net                                               6,737           981                -             7,718
Investment in subsidiary                                                 19,673             -          (19,673)                -
Other assets, net                                                        14,538            53                -            14,591
                                                                      ---------     ---------        ---------         ---------

         Total assets                                                 $ 108,223     $  29,592        $ (41,245)        $  96,570
                                                                      =========     =========        =========         =========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and other current liabilities                    $  26,982     $   3,770        $       -         $  30,752
    Intercompany payable                                                 21,572                        (21,572)                -
    Bank borrowings                                                      17,500             -                -            17,500
                                                                      ---------     ---------        ---------         ---------
         Total current liabilities                                       66,054         3,770          (21,572)           48,252

Subordinated notes                                                      100,000             -                -           100,000
                                                                      ---------     ---------        ---------         ---------
         Total liabilities                                              166,054         3,770          (21,572)          148,252
                                                                      ---------     ---------        ---------         ---------

Mandatorily Redeemable Preferred Stock                                    9,656             -                -             9,656
         Total shareholders' equity (deficit)                           (67,487)       25,822          (19,673)          (61,338)
                                                                      ---------     ---------        ---------         ---------

         Total liabilities, Mandatorily Redeemable
            Preferred Stock and shareholders' equity
            (deficit)                                                 $ 108,223     $  29,592        $ (41,245)        $  96,570
                                                                      =========     =========        =========         =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (amounts in thousands)
                                  (unaudited)


                                                      THREE MONTHS ENDED MARCH 31, 2001
                                                 ------------------------------------------
                                                  PARENT       GUARANTOR      CONSOLIDATED
                                                  COMPANY      SUBSIDIARY         TOTAL
                                                 --------      ----------     -------------
Contract revenues                                $ 18,240       $  4,214        $ 22,454
Contract costs                                     13,350          2,848          16,198
Technology related costs:
    Research and development                          782            103             885
    Amortization of purchased technology              389              -             389
Selling, general and administrative                 3,781            871           4,652
                                                 --------       --------        --------

Operating income (loss)                               (62)           392             330

Interest and other income (loss)                        9              -               9
Interest expense                                   (3,932)             -         (3,932)
                                                 --------       --------        --------

Income (loss) before income taxes                  (3,985)           392          (3,593)

Provision for (benefit of) income taxes            (1,019)           157            (862)
                                                 --------       --------        --------

Net income (loss)                                $ (2,966)      $    235        $ (2,731)
                                                 ========       ========        ========

                                                      THREE MONTHS ENDED MARCH 31, 2000
                                                 ------------------------------------------
                                                  PARENT       GUARANTOR      CONSOLIDATED
                                                  COMPANY      SUBSIDIARY         TOTAL
                                                 --------      ----------     -------------

Contract revenues                                $ 18,254       $  3,604       $ 21,858
Contract costs                                     12,963          2,338         15,301
Technology related costs:
    Research and development                        1,064            102          1,166
    Amortization of purchased technology               75              -             75
Selling, general and administrative                 2,965          1,090          4,055
Other charges:
    Nonrecurring severance                          1,500              -          1,500
                                                 --------       --------       --------

Operating income (loss)                              (313)            74           (239)

Interest and other income (loss)                       29            (62)           (33)
Interest expense                                   (3,880)             -         (3,880)
                                                 --------       --------       --------

Income (loss) before income taxes                  (4,164)            12         (4,152)

Provision for (benefit of) income taxes            (1,353)             5         (1,348)
                                                 --------       --------       --------

Net income (loss)                                $ (2,811)      $      7       $ (2,804)
                                                 ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)


                                                                       THREE MONTHS ENDED MARCH 31, 2001
                                                            -------------------------------------------------------
                                                            PARENT      GUARANTOR     CONSOLIDATING    CONSOLIDATED
                                                            COMPANY     SUBSIDIARY    ELIMINATIONS         TOTAL
                                                            -------     ----------    -------------    ------------
Net income (loss)                                           $(2,966)      $   235        $     -          $(2,731)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities                              (188)         (312)             -             (500)
                                                            -------       -------        -------          -------
Net cash used in operating activities                        (3,154)          (77)             -           (3,231)
                                                            -------       -------        -------          -------
Net cash used in investing activities                           (20)       (1,177)         1,152              (45)
                                                            -------       -------        -------          -------
Net cash provided by financing activities                     1,152             -         (1,152)               -
                                                            -------       -------        -------          -------
Net decrease in cash and cash equivalents                    (2,022)       (1,254)             -           (3,276)
Cash and cash equivalents, beginning of period                3,778           819              -            4,597
                                                            -------       -------        -------          -------
Cash and cash equivalents, end of period                    $ 1,756       $  (435)       $     -          $ 1,321
                                                            =======       =======        =======          =======




                                                                       THREE MONTHS ENDED MARCH 31, 2000
                                                            -------------------------------------------------------
                                                            PARENT      GUARANTOR     CONSOLIDATING    CONSOLIDATED
                                                            COMPANY     SUBSIDIARY    ELIMINATIONS         TOTAL
                                                            -------     ----------    -------------    ------------
Net income (loss)                                           $(2,811)      $     7        $     -          $(2,804)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities                            (3,736)         (242)             -           (3,978)
                                                            -------       -------        -------          -------

Net cash used in operating activities                        (6,547)         (235)             -           (6,782)
                                                            -------       -------        -------          -------

Net cash provided by (used in) investing activities          (4,100)          884         (1,034)          (4,250)
                                                            -------       -------        -------          -------

Net cash provided by financing activities                     5,581             -          1,034            6,615
                                                            -------       -------        -------          -------

Net increase (decrease) in cash and cash equivalents         (5,066)          649              -           (4,417)
Cash and cash equivalents, beginning of period                5,701           299              -            6,000
                                                                                                          -------
                                                            -------       -------        -------          -------

Cash and cash equivalents, end of period                    $   635       $   948        $     -          $ 1,583
                                                            =======       =======        =======          =======

NOTE 6 - SUBSEQUENT EVENT:

     On April 12, 2001, the Company issued 15% Senior Discount Notes to DLJ and Behrman for gross proceeds of $10,053. The Company incurred expenses of approximately $750 in connection with this financing and the amendment to the revolving credit facility. The notes are due on April 1, 2011. Under the terms of the notes, no interest will be paid prior to April 1, 2005. The issue price is $536 for each note, before warrant fair value allocation, with a principal maturity value of $1,000. The issue price will be accreted to the principal maturity value with periodic charges to interest expense through April 1, 2005. Interest will be paid in cash semiannually in arrears on April 1 and October 1 in each year commencing on October 1, 2005. Proceeds from the Senior Discount Notes were used to pay down the balance under the revolving credit facility.


     The Company may redeem the notes at any time after March 31, 2005 at 107.5% of the Accreted Value. This percentage decreases ratably until March 31, 2008. After March 31, 2008, the Company may redeem the notes at the Accreted Value. The notes may be redeemed at the option of the holder in the event of a change of control and in certain other circumstances. Repayment of the principal and interest is unconditionally guaranteed by CEI Systems, a subsidiary of the Company.

     In connection with the issuance of the Senior Discount Notes, the investors also received warrants to purchase 21,670 shares of Class C Common Stock at an exercise price of $.01 per share. The warrants have a term of 10 years. The estimated relative fair value of the warrants will be recorded as a discount to the issue price of the Senior Discount Notes. Such discount will be amortized with periodic charges to interest expense over the life of the Senior Discount Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our operating cycle is long-term and involves many types of contracts with varying production delivery schedules. Accordingly, the results of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis of our results of operations should be viewed in this context.

                                                 FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                    2001           2000
                                                  --------       --------
                                                   (amounts in thousands)
Contract revenues                                 $ 22,454       $ 21,858
Costs and operating expenses:
     Contract costs                                 16,198         15,301
                                                   -------       --------
     Gross margin                                    6,256          6,557

     Technology related costs:
        Research and development                       885          1,166
        Amortization of purchased technology           389             75
     Selling, general and administrative             4,652          4,055
     Other charges: Non-recurring severance              -          1,500
                                                  --------       --------
Operating income (loss)                                330           (239)
Interest and other income (loss)                         9            (33)
Interest expense                                    (3,932)        (3,880)
                                                  --------       --------
Loss before income taxes                            (3,593)        (4,152)
Benefit of income taxes                               (862)        (1,348)
                                                  --------       --------
Net loss                                          $ (2,731)      $ (2,804)
                                                  =========      =========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED)

CONTRACT AWARDS

     Contract awards for the three months ended March 31, 2001 were $17,171 compared to $47,559 for the three months ended March 31, 2000, a decrease of $30,388 or 63.8%. Approximately 25% of the awards were from domestic programs and 75% were from international programs. We typically are awarded a few significant contracts during the course of the year and timing of these awards can cause significant variation when making comparisons in interim periods. While we were engaged in many opportunities during the first quarter of 2001 we did not see these opportunities come to completion in the period. In comparison, the first quarter of 2000 contained four large (over $5,000) contracts that comprised 71% of the total awards, as opposed to only one contract of that magnitude in first quarter 2001.

CONTRACT REVENUES

     Contract revenues for the three months ended March 31, 2001 were $22,454, approximately $596, or 2.7% higher than the $21,858 for the three months ended March 31, 2000. The increase in revenues was due to an increase in international business with revenues of $10,999 (49.0% of total revenues) for the period ending March 31, 2001 compared to $9,298 (42.5% of total revenues) for the same period in 2000. Domestic revenues were $11,455 (51.0% of total revenues) for the period ended March 31, 2001 compared to $12,560 (57.5% of total revenues) for the same period in 2000. Four significant contracts comprised 40.5% of the revenue in the period ended March 31, 2001, as compared to 3 significant contracts comprising 29.7% of the revenue in the period ended March 31, 2000.

     The percentage of contract revenues derived from fixed price contracts for the three months ended March 31, 2001 and 2000 was approximately 97.7% and 97.1%, respectively. Revenues from sole source contracts were approximately $20,073 (89.4% of total revenues) for the first quarter of 2001 as compared to $19,029 (87.1% of total revenues) for the first quarter of 2000.

GROSS MARGIN

     Gross margin for the periods ended March 31, 2001 and 2000 were $6,256 and $6,557, respectively, which represents a decrease of $301 or 4.6%. This equates to a gross margin to contract revenue percentage of 27.9% for the first quarter of 2001 compared to 30.0% for the first quarter of 2000, a 2.1% point decline. This decrease can be considered within the general range of normal fluctuation and is caused primarily by product mix and by cost growth on fixed price programs with an impact of approximately $177 gross margin.

        Gross margin percentages fluctuate due to factors inherent in the government contracting business, such as the timing of the incurrence of direct costs, leveraging of fixed over-head costs over a greater volume of contract revenues and phasing of performance on contracts with varying margins.

RESEARCH AND DEVELOPMENT

     The aggregate expense for research and development activities during the three months ended March 31, 2001 and 2000 is summarized as follows and is essentially consistent in total between the comparative quarters:

                                                2001         2000
                                                ====         ====
Research and Development                       $  885       $1,166
Amortization of purchased technology              389           75
                                               ------       ------
Total                                          $1,274       $1,241
Percent of contract revenue                       5.7%         5.7%

     The decrease in research and development spending of $281 from $1,166 in the period ended March 31, 2000 to $885 for the period ended March 31, 2001 is due to reduced spending on certain R&D projects as the projects near completion and cost control efforts on discretionary spending. The increase in amortization of purchased technology from $75 for the period ended March 31, 2000 to $389 for the period ended March 31, 2001 was caused by the completion of review of the SciCom and Argo acquisitions which resulted in additional allocation of cost in the period ending March 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling and general and administrative costs for the period ended March 31, 2001 was $4,652 or 20.7% of contract revenues compared to $4,055 or 18.6% of contract revenues for the period ended March 31, 2000. The $597 increase in the first quarter of 2001 over the first quarter of 2000 was primarily due to increased selling and marketing expenditures in the current period.

OTHER CHARGES

     There were no other charges in the three-month period ended March 31, 2001. In the same period of 2000 a charge of $1,500 was recorded for severance. In the first quarter of 2000, the Board of Directors elected to terminate the employment agreement with the then President and Chief Executive Officer, without cause. Pursuant to the terms of the employment agreement with him, the company recognized approximately $1,500 in severance related cost to be paid out over a two-year period commencing July 1, 2000.

INTEREST AND OTHER INCOME (LOSS)

     The interest and other income (loss) for the period ended March 31, 2001 was $9 of income versus $(33) of loss for the period ended March 31, 2000. The $(33) loss was comprised of $42 of interest income offset by $75 of miscellaneous expenses.

INTEREST EXPENSE

     The interest expense for the period ended March 31, 2001 was $3,932 compared to $3,880 for the period ended March 31, 2000. The increase of $52 in the current period was primarily due to increased line of credit usage and deferred financing fee amortization.

BENEFIT OF INCOME TAXES

     The benefit that we recognized for income taxes for the period ended March 31, 2001 was $862 compared to a benefit of $1,348 for the period ended March 31, 2000. We have substantial tax credit and loss carry forwards that allow us to recognize benefits for financial statement purposes, however the reduced benefit recognized in the current period reflects anticipated limitations in the use of these tax credit carry forwards due to minimum tax and credit limitations.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity continue to be funds provided by external financing from ten-year senior subordinated notes issued in 1999 and the five-year revolving credit facility entered in 1999. In connection with our 1999 recapitalization, we issued an aggregate of $100,000 of 11 7/8% Series A Senior Subordinated Notes that are due in full in May 2009. These notes are general, unsecured obligations of the Company that are junior to the revolving credit facility and any other senior indebtedness. Interest payments are due semi-annually in May and November.

     During 1999, we entered into a new revolving credit facility. This revolving credit facility has a total borrowing capacity of $50,000 that provides for loans and letters of credit and has a five-year term to April 2004. Through February 9, 2000, the loans under the revolving credit facility bore interest, at our option, at the prime rate plus 2.25% or LIBOR plus 3.50% while the standby and performance letter of credit fees were 3.50%, trade letter of credit fees were 1.75% and the commitment fee on the unused portion of the revolving credit facility was 1.50% per annum. On February 9, 2000, we entered into an amendment of the revolving credit facility. Pursuant to the amendment, subsequent to February 9, 2000, the applicable margins over the prime rate and LIBOR increased to 2.75% and 4.0%, respectively, while the standby letters of credit fees increased to 4.0%, trade letter of credit fees increased to 2.0% and the commitment fee on the unused portion of the revolving credit facility increased to 2.0% per annum. These increased margins and commitment fees can decrease based upon reductions in net funded indebtedness leverage ratios. In addition, we agreed to additional restrictions on the utilization of the revolving credit facility for acquisition financing and to limit the availability of loans under the revolving credit facility to a borrowing base.

     Loans outstanding under the revolving credit facility aggregated to $17,500 at March 31, 2001 and December 31, 2000. We had additional loan availability of approximately $2,700 and $3,800 at March 31, 2001 and December 31, 2000, respectively. Letters of credit outstanding under the revolving credit facility aggregated to $29,800 at March 31, 2001 and $28,700 at December 31, 2000.

     In connection with the amendment of our revolving credit facility on February 9, 2000, we, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Behrman Capital L.P. ("Behrman") entered into a subscription agreement for the purchase of preferred stock. Under the terms of this subscription agreement, DLJ and Behrman invested an additional $10,000 through the purchase of Series A1 Preferred Stock. In addition, we received $377 from the sale of the Series A1 Preferred Stock to other existing shareholders. The Series A1 Preferred Stock was converted into the Series A2 mandatory redeemable preferred stock in 2001. The Series A2 Preferred Stock is non-voting, cumulative and accretes dividends at an annual rate of 15%. Dividends will accrete to the liquidation value until 2005, subject to the right of a majority of holders of the Series A2 Preferred Stock to elect that dividends to paid in additional shares of Preferred Stock. After 2005, Condor will be required to pay such dividends in cash. We were required to utilize the $10,000 in proceeds from the issuance of Series A1 Preferred Stock to pay down the loans outstanding under the revolving credit facility.

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

     We were not in compliance with certain financial leverage covenants of the revolving credit facility as of March 31, 2001 and have obtained a waiver from the bank in an amendment to the credit facility effective April 12, 2001 for such non-compliance.

     Effective April 12, 2001, we renegotiated the covenants for future periods. Starting fiscal quarter ended March 31, 2001, the existing financial leverage covenants under the facility were relaxed and additional financial covenants were added. We believe we can comply with the new covenants for the remaining term of the credit facility.

     In addition we raised gross proceeds of $10,053 in April 2001 from an offering of 15% Senior Discount Notes to our principal shareholders. We incurred expenses of approximately $750 in connection with this financing and the amendment to the revolving credit facility. The notes are due on April 1, 2011. Under the terms of the notes, no interest will be paid prior to April 1, 2005. From April 12, 2001 through April 1, 2005, interest will accrue at a compounded rate of 15% per year and will be paid at maturity. Interest will be paid in cash semiannually in arrears on April 1 and October 1 in each year commencing on October 1, 2005. Proceeds from the Senior Discount Notes were used to pay down the balance under the revolving credit facility. We anticipate that existing cash together with available borrowings under the revolving credit facility will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due through at least March 31, 2002. However, general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control may affect our future operating performance.

     Working capital was $24,673 at March 31, 2001, compared to $26,009 at December 31, 2000. We believe that we will continue to require working capital consistent with past experience and that the current levels of working capital together with borrowings available under the revolving credit facility will be sufficient to meet expected liquidity needs through at least March 31, 2002.

     Cash flows used in operating activities were $3,231 for the three months ended March 31, 2001 as compared to $6,782 for the three months ended March 31, 2000. The fluctuations in our operating cash flows are primarily the result of changes in the levels of our contract receivables, advances and inventories.

     Cash flows utilized in investing activities were $45 for the three months ended March 31, 2001 compared to $4,250 for the three months ended March 31, 2000. These investing activities primarily related to capital expenditures and an acquisition in 2000. There were not any significant capital commitments at March 31, 2001. The revolving credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted under the revolving credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and businesses of our continuing operations. We continually monitor our capital spending in relation to current and anticipated business needs. Our operations typically do not require large capital expenditures and we anticipate that capital spending will remain relatively consistent except for requirements relating to acquisitions.

     There was no cash provided by financing activities for the three month period ended March 31, 2001 compared to $6,615 for the three month period ended March 31, 2000. The cash provided by our financing transactions in the first quarter of 2000 is primarily related to the proceeds from the Series A1 preferred stock offering. This source of financing was primarily offset by the repurchase of common stock and the pay down of our bank borrowings.

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

     Our business is seasonal, in part, as a result of U.S. Government spending patterns, with most U.S. Government contract awards being received in the third and fourth quarters. The timing of the receipt of domestic awards has a corresponding impact on the timing of contract performance and contract revenues. During 2000, 50% of contract revenues and 17% of EBITDA was generated in the third and fourth quarters. By comparison, during 1999 and 1998, an average of 60% of contract revenues and 61% of EBITDA was generated in the third and fourth quarters, in each case with significantly greater portions in the fourth quarter.

RISK FACTORS

     In addition to the other matters described in this quarterly report for the period ended March 31, 2001, you should carefully consider the following ongoing risks relating to Condor's business.

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

     o limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally restricting our ability to obtain letters of credit which are necessary to support our international business

     o otherwise impairing our ability to obtain contract awards from customers concerned about our leverage

     As of March 31, 2001, we had: (a) total consolidated indebtedness of approximately $117,500 and (b) $29,800 in standby letters of credit, subject to customary conditions. In addition, subject to the restrictions in our credit facility and our indenture, we may incur significant additional indebtedness, which may be secured, from time to time.

     Our ability to make interest and principal payments on our indebtedness and borrow additional funds will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We anticipate that our operating cash flow, together with money we can borrow under our credit facility, will be sufficient to meet anticipated future operating expenses, to fund capital expenditures and to service our debt as it becomes due.

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

     In addition, our credit facility contains other and more restrictive covenants and prohibits us from prepaying our subordinated indebtedness. Our credit facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facility and other outstanding indebtedness. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility to be immediately due and payable, terminate all commitments to extend further credit and require us to cash collateralize outstanding letters of credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our foreign subsidiaries, as security under our credit facility. If the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facility and our other indebtedness, including our senior and subordinate notes.

     We were not in compliance with certain financial leverage covenants contained in the revolving credit facility as of March 31, 2001 and have obtained a waiver from the bank in an amendment to the credit facility effective April 12, 2001 for such non-compliance. In addition, the amendment to the credit facility relaxed some of the financial leverage covenants and added other financial covenants. We believe we can comply with the new covenants for the remaining term of the credit facility.

     RISKS RELATING TO THE LEVEL OF GOVERNMENT BUSINESS

     FURTHER REDUCTIONS OR CHANGES IN MILITARY EXPENDITURES MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN NEW CONTRACTS.

        The U.S. defense budget has declined significantly in the 1990s, resulting in reduced revenues, increased pressure on operating margins and, in some cases, net losses for many defense-related contractors. During this period, our contract revenues from agencies of, and contractors to, the U.S. Government have increased. Approximately 56% of our contract revenues in the year ended December 31, 2000 (66% in 1999) were from the U.S. Government or from prime contractors that identified the U.S. Government as the ultimate purchaser. For the year ended December 31, 2000, our largest program represented approximately 8.8% of contract revenues and no other program represented more than 6.8% of contract revenues for this period. Our largest program contributed approximately 10.3% of contract revenues for the year ended December 31, 1999, and no other program represented more than 8.2% of contract revenues for this period. We believe our continued development and success in the future will depend, in part, upon the continued willingness of the U.S. Government to commit substantial resources to military spending and, in particular, upon continued purchases of our products. A significant decline in U.S. military expenditures generally, the loss or significant cutback of a large program in which we participate, or a change in focus of defense spending that de-emphasizes electronic warfare could materially adversely affect our future contract revenues and earnings and thus our ability to meet our financial obligations.

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

     o obtain treble damages and penalties for knowing or reckless failures to comply with contract terms or procurement laws and regulations

     o suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations

     o    terminate existing contracts

     o audit our contract-related costs and fees, including allocated indirect costs

     Contracts with the U.S. Government are subject to a complex set of regulations and laws and the U.S. Government has available a wide variety of criminal penalties, treble damage remedies and civil penalties to enforce those requirements. The U.S. Government may challenge positions we have taken with respect to those regulations. If the U.S. Government finds that we have violated any of its requirements, our contracts may be terminated or adjusted or we may be subject to criminal investigation and prosecution and may face civil damages provisions and penalties.

     All of our contracts involving U.S. Government programs, including contracts involving sales to prime contractors or subcontractors, can be terminated by the U.S. Government either for its convenience or if we default. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on work completed prior to termination. Termination for default provisions require return of unliquidated progress payments for unaccepted work and provide that we would be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

     The U.S. Government may review Condor's costs and performance on contracts, as well as Condor's accounting and general business practices. Under the Truth in Negotiations Act, for any contract in excess of $500, the U.S. Government may reduce the contract price by the amount by which it was overstated as a result of not providing current, accurate or complete cost or pricing data. As of March 31, 2001, the U.S. Government is claiming adjustments in an aggregate amount of $816 for 3 contracts. Condor has responded to these claims and is working with the U.S. Government to resolve these matters and believes that the resolution of these claims will not have a material adverse effect on its financial condition and results of operations. Under U.S. Government purchasing regulations, some of Condor's costs, including certain financing costs, goodwill, portions of research and development costs and certain marketing expenses may not be reimbursable under U.S. Government contracts.

     The electronic warfare industry is closely tied to the military defense budgets of the U.S. Government and its allies. Condor's continued development and success in the future will depend, in part, upon the continued willingness of the U.S. Government to commit substantial resources to military spending and, in particular, upon continued purchases of Condor's products. A significant decline in U.S. military expenditures generally, the loss or significant cutback of a large program in which Condor participates, or a change in focus of defense spending that de-emphasizes electronic warfare could materially adversely affect Condor's future contract revenues and earnings. U.S. Government related contracts in the year ended December 31, 2000 accounted for approximately 65% of Condor's revenue.

     RISKS RELATED TO THE WAY WE OBTAIN OUR MILITARY CONTRACTS COULD AFFECT OUR ABILITY TO OBTAIN NEW CONTRACTS AND AFFECT THE PROFITABILITY OF THOSE CONTRACTS.

     We obtain military contracts through the process of competitive bidding and through sole source negotiations. While most of our historical contract revenues have been derived from sole source negotiations, as our international business increases we expect to derive a greater portion of our contract revenues through competitive bidding. In addition, while our domestic production programs are predominately sole source, some of our development programs are competitively bid. We cannot assure you that we will continue to be successful in having our bids accepted or, if accepted, that awarded contracts will generate sufficient contract revenues to result in profitability. In particular, we often aggressively compete on development programs by pursuing a low price bidding strategy. Accordingly, such development programs are typically unprofitable or break-even after allocating overhead, administrative and other indirect costs. Although we pursue such development programs because we expect to profit from the follow-on sole source business, we cannot assure you that we will obtain such follow-on business. Also, the U.S. Government may in the future determine to shift programs historically awarded to us on a sole source basis to a competitive bidding process. This may reduce the profit margin on these contracts.

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

     o    design complexity and obsolescence

     o    the constant need for design improvement

     RISKS RELATED TO OUR INDUSTRY

     WE OPERATE IN A COMPETITIVE INDUSTRY AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO.

     The electronic warfare industry is highly competitive. The defense industry in general has experienced substantial consolidation due to declining defense budgets and increasing pressures for cost reductions. Many of our competitors are larger than us and have substantially greater financial and other resources than we have, including Lockheed Martin, Raytheon and Boeing. Our ability to compete for electronic warfare contracts largely depends on the following factors:

     o the effectiveness and innovations of our research and development programs

     o our ability to offer better performance than our competitors at a lower cost

     o the readiness of our facilities, equipment and personnel to undertake the programs for which we compete

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

     Similar to other defense contractors, we have been receiving increased scrutiny and experiencing delays in the processing of our export license requests by U.S. government agencies. These delays and additional inquiries could cause delays in new contract awards and may impact the timing of our contract performance.

     RISK RELATED TO OUR OWNERSHIP

     THE DEPARTMENT OF DEFENSE MAY WITHDRAW ITS DECISION THAT WE ARE NOT UNDER FOREIGN OWNERSHIP.

     Since we perform work on classified U.S. Government contracts, we had to submit the structure of our ownership to review by the Department of Defense. DLJ Merchant Banking Partners II, L.P., one of our equity investors, is indirectly majority owned by a holding company incorporated in Switzerland (CS First Boston). Previously, when DLJ Merchant Banking Partners II, L.P. was indirectly owned by a holding company incorporated in France, we received a decision from the Department of Defense that we were not be under foreign ownership, control or influence as a result of the acquisition. However, we cannot assure you that this determination will not be subsequently withdrawn by the Department of Defense in the event that it concludes that we were or came under foreign ownership, control or influence because of DLJ Merchant Banking's equity ownership in us. Should the Department of Defense ever reach such a conclusion, in order for us to maintain our ability to perform work on classified U.S. Government contracts, we may be required to implement methods to mitigate such foreign ownership, control or influence. These mitigating methods may include placing control of our board of directors in the hands of independent outside directors with no relationship to any of our shareholders, eliminating or modifying some of the approval rights that DLJ Merchant Banking will have over actions by our board of directors or implementing prior approval requirements regarding communications between us and DLJ Merchant Banking.

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

        We typically receive one or more advance payments from our international customers during the initial phase of the contract, which advances range from approximately 19% to 60% of the total contract value. We generally provide letters of credit to guarantee our performance of the contract. The customer may draw down on the letters of credit if we default under the contract. A number of our foreign contracts also give our customers the right to receive liquidated damages ranging from 5% to 15% of the aggregate value of the items not delivered or performed on schedule. As of March 31, 2001, our performance continues to be delayed on two of our international contracts, which have an aggregate contract value of approximately $34.1 million. Performance delays constitute defaults under those contracts. However, none of our customers has invoked the default provisions because of performance delays. In addition, none of our customers has attempted to draw down on our letters of credit or sought liquidated damages in any material amount, although we may incur additional costs as we work with our customers to revise their contract schedules.

     RISK RELATED TO OUR FIXED PRICE CONTRACTS

     FAILURE TO CONTROL COSTS IN CONNECTION WITH FIXED PRICE CONTRACTS MAY RESULT IN REDUCED PROFITS OR EVEN LOSSES.

     The risks of performing under long-term fixed price contracts include the difficulty of accurately forecasting costs and delivery schedules for events more than a year in the future and attaining contract revenues that are related to performance in accordance with contract specifications. In addition, the possibility of material obsolescence in connection with long-term procurements often causes increased engineering costs to rectify the obsolescence. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce profitability or cause a loss. Because we assume the risk of performing our firm fixed price contracts at a set price, the failure to accurately estimate the ultimate costs of the contracts or to control the costs during the performance of the work could result in, and sometimes has resulted, in reduced profits or losses for such contracts. While we are focused on preventing this occurrence, depending on the scope and scale of such an occurrence, the impact may or may not be material to the results of our operations.

     RISK RELATED TO OUR DEPENDENCE ON KEY PERSONNEL

     WE ARE DEPENDENT ON KEY PERSONNEL TO IMPLEMENT OUR BUSINESS STRATEGY.

     Our success depends to a significant extent on the continued services of our senior management and other members of management because our growth strategy will require substantial management expertise to implement successfully. Our senior management has extensive expertise in the electronic warfare industry. We could be adversely affected if any of our current management were unwilling or unable to continue in our employ. We have taken steps to minimize these risks by executing employment agreements with key executive officers.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Condor has financial instruments that are subject to interest rate risk, principally short- term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments. Based on the current holdings of short-term investments at March 31, 2001, the exposure to interest rate risk is not material. The fixed rate debt obligations issued by Condor are generally not callable until maturity.

        Condor is also subject to foreign currency exchange rate risk relating to receipts from customer and payments to suppliers in foreign currencies. As of March 31, 2001, the amount of receipts and expenditures that are contracted in foreign currencies, and market risk exposure relating to currency exchange, was not material.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

     Condor is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business, none of which, in the opinion of management, is expected to have a material adverse effect to Condor's business results of operation or financial condition.

        Condor has been served a subpoena to provide information relevant to technical data supplied in response to a request for proposal from South Korea and in response to two requests for proposals from Sweden. The subpoena arises out of a grand jury proceeding which is investigating the potential violations of International Traffic and Arms Regulations. Condor is fully cooperating with the applicable authorities. Condor has retained attorneys in this matter. While there is significant uncertainty as to the ultimate outcome of this matter, Condor's management does not expect that the results of this investigation will have a material adverse effect on Condor's financial position and results of operation.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 29 2001, the Series A1 Preferred Stock was converted into Series A2 Preferred Stock upon the filing of an amendment of Condor's Amended and Restated Articles of Incorporation. The terms of the Series A2 Preferred Stock are identical to those of the Series A1 Preferred Stock, except that Condor is generally obligated to redeem the Series A2 Preferred Stock on the tenth anniversary of the issue date, at a redemption price per share in cash generally equal to the liquidation value, together with accrued and unpaid dividends thereon to the date fixed for redemption, without interest.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the first quarter of 2001, the shareholders holding a majority of the outstanding shares of Condor approved an amendment to the Amended and Restated Articles of Incorporation of Condor. The amendment provided for the automatic conversion of Series A1 Preferred Stock to Series A2 Preferred Stock upon the filing of the amendment.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits: Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

          3.1 Amended and Restated Articles of Incorporation, filed with the California Secretary of State on February 9, 2000, as amended by amendment filed on March 29, 2001.

          4.1  Securities Subscription Agreement

          4.2  Form of 15% Senior Discount Note due 2011

          4.3 Form of Warrant for the Purchase of Class C Common Stock of Condor Systems, Inc.

          4.4  Form of Indenture

          10.1 Third Amendment to Credit Agreement

          10.2 Indemnification Agreement between Condor Systems, Inc. and Vernon A. Dale

          (b) Reports on Form 8-K: Condor did not file any reports on Form 8-K in the first quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONDOR SYSTEMS, INC.


                                       By: /s/ FREDERIC B. BASSETT
                                           -------------------------------
                                           Frederic B. Bassett
                                           Secretary and Chief Financial Officer

Date:  May 15, 2001

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
  3.1          Amended and Restated Articles of Incorporation, filed with the
               California Secretary of State on February 9, 2000, as amended by amendment filed on March 29, 2001.

  4.1          Securities Subscription Agreement, dated as of April 12, 2001.

  4.2          Form of 15% Senior Discount Note due 2011

  4.3          Form of Warrant for the Purchase of Class C Common Stock of
               Condor Systems, Inc.

  4.4          Form of Indenture

  10.1 Third Amendment to Credit Agreement, dated as of April 12, 2001, among Condor Systems, Inc., CEI Systems, Inc. and several lenders parties thereto.

  10.2         Indemnification Agreement between Condor Systems, Inc. and Vernon
               A. Dale
