Form 10-Q
period 2001-06-30
CONDOR SYSTEMS INC
filed 2001-08-14
CIK 779033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                CEI SYSTEMS, INC.
            (Exact name of co-registrant as specified in its charter)

              Delaware                                 77-0466448
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

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

                                 Yes [X] No [ ]

        THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2001: NOT APPLICABLE.

        THE NUMBER OF SHARES OR AMOUNT OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF SECURITIES AS OF JUNE 30, 2001: CLASS A COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING, 21,365,892 SHARES; CLASS B COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING, 2,551,053 SHARES; CLASS C COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING, 26,966,721 SHARES.

                                      INDEX

PART I. FINANCIAL INFORMATION......................................................................       3

        Item 1. Financial Statements...............................................................       4

        Item 2. Management's  Discussion and Analysis of Financial  Condition and Results of
                Operations.........................................................................       16

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................       30

PART II. OTHER INFORMATION.........................................................................       30

        Item 1. Legal Proceedings..................................................................       30

        Item 2. Changes in Securities and Use of Proceeds..........................................       30

        Item 4. Submission of Matters to a Vote of Security Holders................................       30

        Item 5. Other Information..................................................................       30

        Item 6. Exhibits and Reports on Form 8-K...................................................       30

SIGNATURES

        This Form 10-Q contains statements that, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate, "project," "plan," " intend," "expect," or the negative of these terms and similar terminology are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions and other charges. Readers are cautioned not to place undue reliance on these forward looking statements that speak only as of the date of the Form 10-Q. Condor does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances and changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated by the forward looking statements, see "Risk Factors" on page 23.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                              CONDOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                         JUNE 30,         DECEMBER 31,
                                                                           2001              2000
                                                                         ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents                                              $   1,127         $   4,597
  Restricted cash                                                            1,189             1,164
  Contract receivables, net                                                 49,499            54,196
  Inventories                                                                3,068             4,374
  Deferred income taxes                                                         --             8,759
  Other current assets                                                       1,221             1,171
                                                                         ---------         ---------
      Total current assets                                                  56,104            74,261

Property and equipment, net                                                  6,617             7,718

Purchased technology rights, net                                             2,798             3,569

Deferred income taxes                                                           --             3,291
Other assets, net                                                            8,363             7,731
                                                                         ---------         ---------

      Total assets                                                       $  73,882         $  96,570
                                                                         ---------         ---------
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank borrowings                                                        $  18,900         $  17,500
  Accounts payable                                                           8,785            12,507
  Accrued expenses                                                          14,851            16,416
  Customer contract advances                                                 4,012             1,829
                                                                         ---------         ---------
      Total current liabilities                                             46,548            48,252


Senior discount notes                                                       10,294                --

Subordinated notes                                                         100,000           100,000
                                                                         ---------         ---------
      Total liabilities                                                    156,842           148,252
                                                                         ---------         ---------

Mandatorily Redeemable Preferred Stock, no par value
  Authorized: 10,000 shares Series A Shares: 300 designated;
  104 issued and outstanding in 2001 and in 2000                            10,673             9,656
                                                                         ---------         ---------

Shareholders' deficit:
  Common Stock, par value $1.00 in 2000
  Authorized: 130,000 shares;
  Class A Shares: 60,000 designated; 21,366 issued and

    outstanding in 2001 and in 2000                                         22,387            22,387
  Class B Shares: 10,000 designated; 2,551 issued and
    outstanding in 2001 and in 2000                                          2,551             2,551
  Class C Shares: 60,000 designated; 26,967 issued and
    outstanding in 2001 and in 2000                                         26,746            26,949
  Class C Common Stock warrants                                              2,189             2,159
  Notes receivable from shareholders                                        (1,347)           (1,347)
  Deferred stock compensation                                                 (376)             (773)
  Accumulated deficit                                                      (55,668)          (23,149)
  Distribution in excess of net book value                                 (90,115)          (90,115)
                                                                         ---------         ---------
        Total shareholders' deficit                                        (93,633)          (61,338)
                                                                         ---------         ---------

        Total liabilities, Mandatorily Redeemable Preferred Stock
         and shareholders' deficit                                       $  73,882         $  96,570
                                                                         ---------         ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CONDOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)
                                   (unaudited)

                                                  FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                  -------------------------         -------------------------
                                                    2001             2000             2001             2000
                                                  --------         --------         --------         --------
Contract revenues                                 $ 17,572         $ 26,812         $ 40,026         $ 48,670

Costs and operating expenses:
  Contract costs                                    21,298           14,854           37,496           30,155
  Technology related costs:
      Research and development                       1,108            1,318            1,993            2,484
      Amortization of purchased technology             339              431              728              506
  Selling, general and administrative                6,579            5,431           11,231            9,486
  Other charges: Non-recurring severance                --               --               --            1,500
                                                  --------         --------         --------         --------
                                                    29,324           22,034           51,448           44,131
                                                  --------         --------         --------         --------

Operating income (loss)                            (11,752)           4,778          (11,422)           4,539

Interest and other income (loss)                        55              (14)              64              (47)
Interest expense                                    (4,277)          (4,232)          (8,209)          (8,112)
                                                  --------         --------         --------         --------

Income (loss) before income taxes                  (15,974)             532          (19,567)          (3,620)

Provision for (benefit of) income
  taxes                                             12,919              (92)          12,057           (1,440)
                                                  --------         --------         --------         --------

Net income (loss)                                 $(28,893)        $    624         $(31,624)        $ (2,180)
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

                              CONDOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                     FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                   -------------------------
                                                                    2001             2000
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $(31,624)        $ (2,180)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                  1,845            2,030
       Amortization of purchased technology                             728              506
       Amortization of deferred compensation                            195               --
       Interest accretion on senior discount notes                      389               --
       Deferred taxes and other                                      12,057           (1,439)
       Changes in assets and liabilities, net of
         effects of acquisitions:
        Contract receivables, net                                     4,697             (362)
        Inventories                                                   1,306             (673)
        Other assets                                                   (945)          (2,279)
        Accounts payable                                             (3,722)          (4,716)
        Accrued expenses                                             (1,565)           3,944
        Income taxes payable and receivable                              --              183
        Customer contract advances                                     2,183             493
                                                                    --------         --------
          Net cash used in operating activities                     (14,456)          (4,493)
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                    --           (6,100)
   Additions to property and equipment                                 (442)            (638)
   Maturity of restricted cash                                           --              840
   Investment in restricted cash                                        (25)              --
                                                                   --------         --------
          Net cash used in investing activities                        (467)          (5,898)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of Mandatorily Redeemable
      Preferred Stock                                                    --           10,208
   Proceeds from issuance of Sr. Discount Notes                       10,053              --
   Repurchase of Class A Common Stock                                    --             (298)
   Payments on revolving credit facility                            (10,100)         (13,088)
   Proceeds from revolving line of credit                            11,500           12,000
                                                                   --------         --------
          Net cash provided by financing activities                  11,453            8,822
                                                                   --------         --------

Net decrease in cash and cash equivalents                            (3,470)          (1,569)

Cash and cash equivalents, beginning of period                        4,597            6,000
                                                                    --------         --------

Cash and cash equivalents, end of period                           $  1,127         $  4,431
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

        In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods. The interim results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE 2 - LIQUIDITY:

        As of June 30, 2001 the Company was in non-compliance with certain financial ratio covenants in the revolving credit facility, largely as a result of lower than expected EBITDA due to significant program cost-to-complete growth. Estimated cost-to-complete represents future cost expenditure over the contract value and such increase must be included as a loss reserve in the current period. The Company has secured an interim waiver from the Lender Group and expects to be able to obtain additional waivers as required while discussions and planning continue. The Company remains current with respect to loan payments, fees and interest. However, given the Company's recent financial performance the Company is evaluating alternatives for restructuring its debt obligations and has engaged a financial advisor and counsel to assist in that process. No assurance can be given that future waivers will be given or that such restructuring efforts will be successful.


NOTE 3 - CONTINGENCIES, RISKS AND UNCERTAINTIES:

REVENUE

        The Company's revenue for fixed price contracts is recognized on the percentage of completion basis. Consequently, revenue and gross margin for each reporting period is determined on a contract-by-contract basis by reference to estimates of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates are subject to revision in the normal course of business, and such revisions may result in fluctuations in reported revenues and income/(losses). As noted above, the Company recorded significant contract revisions in the second quarter of 2001.

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

FINANCIAL LEVERAGE AND LIQUIDITY

        The Company has incurred a significant amount of debt in connection with its 1999 recapitalization. The level of indebtedness could have significant impact on how the Company operates. It requires substantial debt service requirements that limit the amount of cash flows available for other operating and investing activities, exposes the Company to interest rate fluctuations and could also limit the Company's ability to obtain additional financing. As of June 30, 2001 the company was in non-compliance with certain financial ratio covenants in the revolving credit facility, largely as a result of lower than expected EBITDA due to significant program cost-to-complete growth. Estimated cost-to-complete represents future cost expenditure over the contract value and such increase must be included as a loss reserve in the current period. The Company has secured an interim waiver from the Lender Group and expects to be able to obtain additional waivers as required while discussions and planning continue. The Company remains current with respect to loan payments, fees and interest. However, given the Company's recent financial performance the Company is evaluating alternatives for restructuring its debt obligations and has engaged a financial advisor and counsel to assist in that process. No assurance can be given that future waivers will be given or that such restructuring efforts will be successful.


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

        As of June 30, 2001, the U.S. Government is claiming adjustments in an aggregate amount of $817 for three contracts. Condor has responded to these claims and is working with the U.S. Government to resolve these matters and believes that the resolution of these claims will not have a material adverse effect on its financial condition and results of operations. In addition, under U.S. Government purchasing regulations, some of Condor's costs, including certain financing costs, goodwill, portions of research and development costs and certain marketing expenses may not be reimbursable under U.S. Government contracts. In addition, many of Condor's products and systems require licenses from U.S. Government agencies for export from the United States, and some products are not permitted to be exported. Condor may from time to time suffer delays in obtaining awards on account of delays in obtaining an export license.

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

CONTRACT DELINQUENCIES

        As of June 30, 2001, Condor was delinquent with deliveries on four major domestic contracts and two major international contracts. All of Condor's customers that were affected by the delinquencies have been in discussion with Condor to negotiate delivery date changes. Condor has received no cure notices on any major contracts and all delivery extensions will either be handled with no cost contract modifications or some form of consideration for the extension which is reasonable and customary for such transactions. The impact of such delinquencies is not expected to be material.

LITIGATION

        Condor is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business, none of which, in the opinion of management, is expected to have a material adverse effect to Condor's business results of operation or financial condition.

        Condor has been served a subpoena to provide information relevant to technical data supplied in response to a request for proposal from South Korea and in response to two requests for proposals from Sweden. The subpoena arises out of a grand jury proceeding that is investigating the potential violations of International Traffic and Arms Regulations ("ITAR"). Condor is fully cooperating with the applicable authorities. Condor has retained attorneys in this matter. There is significant uncertainty as to the ultimate outcome of this matter, the Management of the Company does not expect the results of this investigation to have a material adverse effect on the Company's financial position and results of operation over and above contingencies already reserved.


NOTE 4 - ADDITIONAL FINANCIAL DATA:

                                                     June 30,      DECEMBER 31,
                                                      2001           2000
                                                     -------        -------
                                                     (amounts in thousands)
RECEIVABLES, NET:
Unreimbursed costs and accrued profits to be
billed                                               $36,395        $39,767
Prime U.S. Government contractors and foreign
governments                                            8,522          5,060
U.S. Government                                        4,582          9,369
                                                     -------        -------
                                                     $49,499        $54,196
                                                     =======        =======

INVENTORIES:
Raw Materials                                        $ 1,204        $ 2,609
Work in Progress                                       1,864          1,765
                                                     -------        -------
                                                     $ 3,068        $ 4,374
                                                     =======        =======

NOTE 5 - INCOME TAXES

        Condor has recorded net losses during the periods ended June 30, 2001 and June 30, 2000. Based on the Company's significant operating losses in the current period and forecasts for the future, Management believes it is more likely than not that the tax assets will not be realized. Hence, the Company has recorded a full valuation allowance for the deferred tax asset in the quarter ended June 30, 2001 in the amount of $12,050.



NOTE 6 - UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

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

                              Condor Systems, Inc.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                                                                                JUNE 30, 2001
                                                                      ------------------------------------------------------------
                                                                       PARENT         GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                                       COMPANY        SUBSIDIARY      ELIMINATIONS         TOTAL
                                                                      ---------        ---------     -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $   1,315        $    (188)       $      --        $   1,127
  Restricted cash                                                         1,189               --               --            1,189
  Other current assets                                                   47,353            6,435               --           53,788
  Intercompany receivable                                                    --           21,280          (21,280)              --
                                                                      ---------        ---------        ---------        ---------
      Total current assets                                               49,857           27,527          (21,280)          56,104

Property and equipment, net                                               5,877              740               --            6,617
Investment in subsidiary                                                 19,673               --          (19,673)              --
Other assets, net                                                        11,107               54               --           11,161
                                                                      ---------        ---------        ---------        ---------

      Total assets                                                    $  86,514        $  28,321        $ (40,953)       $  73,882
                                                                      ---------        ---------        ---------        ---------

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and other current                                  $  25,299        $   2,349        $      --        $  27,648
  liabilities
  Intercompany payable                                                   21,280               --          (21,280)              --
  Bank borrowings                                                        18,900               --               --           18,900
                                                                      ---------        ---------        ---------        ---------
      Total current liabilities                                          65,479            2,349          (21,280)          46,548

Senior discount notes                                                    10,294               --               --           10,294
Subordinated notes                                                      100,000               --               --          100,000
                                                                      ---------        ---------        ---------        ---------
      Total liabilities                                                 175,773            2,349          (21,280)         156,842
                                                                      ---------        ---------        ---------        ---------

Mandatorily Redeemable Preferred Stock                                   10,673               --               --           10,673
      Total shareholders' equity (deficit)                              (99,932)          25,972          (19,673)         (93,633)
                                                                      ---------        ---------        ---------        ---------

      Total liabilities, Mandatorily Redeemable Preferred Stock
        and shareholders' equity (deficit)                            $  86,514        $  28,321        $ (40,953)       $  73,882
                                                                      ---------        ---------        ---------        ---------

                              Condor Systems, Inc.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)


                                                                                  DECEMBER 31, 2000
                                                          ------------------------------------------------------------
                                                           PARENT          GUARANTOR     CONSOLIDATING     CONSOLIDATED
                                                           COMPANY        SUBSIDIARY      ELIMINATIONS        TOTAL
                                                          ---------       ----------     -------------     ------------
ASSETS
Current assets:
        Cash and cash equivalents                         $   3,778        $     819        $      --        $   4,597
        Restricted cash                                       1,164               --               --            1,164
        Other current assets                                 62,333            6,167               --           68,500
        Intercompany receivable                                  --           21,572          (21,572)              --
                                                          ---------        ---------        ---------        ---------
               Total current assets                          67,275           28,558          (21,572)          74,261
Property and equipment, net                                   6,737              981               --            7,718
Investment in subsidiary                                     19,673               --          (19,673)              --
Other assets, net                                            14,538               53               --           14,591
                                                          ---------        ---------        ---------        ---------
               Total assets                               $ 108,223        $  29,592        $ (41,245)       $  96,570
                                                          =========        =========        =========        =========
LIABILITIES, MANDATORILY REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
        Accounts payable and other current
        liabilities                                       $  26,982        $   3,770        $      --        $  30,752
        Intercompany payable                                 21,572               --          (21,572)              --
        Bank borrowings                                      17,500               --               --           17,500
                                                          ---------        ---------        ---------        ---------
               Total current liabilities                     66,054            3,770          (21,572)          48,252
Subordinated notes                                          100,000               --               --          100,000
                                                          ---------        ---------        ---------        ---------
               Total liabilities                            166,054            3,770          (21,572)         148,252
                                                          ---------        ---------        ---------        ---------
Mandatorily Redeemable Preferred Stock                        9,656               --               --            9,656
               Total shareholders' equity (deficit)         (67,487)          25,822          (19,673)         (61,338)
                                                          ---------        ---------        ---------        ---------
               Total liabilities,
               Mandatorily Redeemable
               Preferred Stock and shareholders'
               equity (deficit)                           $ 108,223        $  29,592        $ (41,245)       $  96,570
                                                          =========        =========        =========        =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (amounts in thousands)

                                                 THREE MONTHS ENDED JUNE 30, 2001
                                             -----------------------------------------
                                             PARENT         GUARANTOR     CONSOLIDATED
                                             COMPANY        SUBSIDIARY        TOTAL
                                             --------       ----------    ------------
Contract revenues                            $ 12,643        $  4,929       $ 17,572
Contract costs                                 18,081           3,217         21,298
Technology related costs:
  Research and development                      1,007             101          1,108
  Amortization of purchased technology            339              --            339
Selling, general and administrative             5,646             933          6,579
                                             --------        --------       --------

Operating income (loss)                       (12,430)            678        (11,752)

Interest and other income (loss)                   55              --             55
Interest expense                               (4,277)             --         (4,277)
                                             --------        --------       --------

Income (loss) before income taxes             (16,652)            678        (15,974)

Provision for income taxes                     12,648             271         12,919
                                             --------        --------       --------

Net income (loss)                            $(29,300)       $    407       $(28,893)
                                             --------        --------       --------

                                                   THREE MONTHS ENDED JUNE 30, 2000
                                              ------------------------------------------
                                              PARENT         GUARANTOR      CONSOLIDATED
                                              COMPANY        SUBSIDIARY         TOTAL
                                              --------       ----------     ------------
Contract revenues                             $ 21,404        $  5,408        $ 26,812
Contract costs                                  12,833           2,021          14,854
Technology related costs:
  Research and development                       1,178             140           1,318
  Amortization of purchased technology             431              --             431
Selling, general and administrative              4,362           1,069           5,431
                                              --------        --------        --------

Operating income (loss)                          2,600           2,178           4,778

Interest and other income (loss)                   (15)              1             (14)
Interest expense                                (4,232)             --          (4,232)
                                              --------        --------        --------

Income (loss) before income taxes               (1,647)          2,179             532

Provision for (benefit of) income taxes           (963)            871             (92)
                                              --------        --------        --------

Net income (loss)                             $   (684)       $  1,308        $    624
                                              --------        --------        --------


                                                   SIX MONTHS ENDED JUNE 30, 2001
                                             -----------------------------------------
                                             PARENT         GUARANTOR     CONSOLIDATED
                                             COMPANY        SUBSIDIARY        TOTAL
                                             --------       ----------    ------------
Contract revenues                            $ 30,883        $  9,143       $ 40,026
Contract costs                                 31,431           6,065         37,496
Technology related costs:
  Research and development                      1,789             204          1,993
  Amortization of purchased technology            728              --            728
Selling, general and administrative             9,427           1,804         11,231
                                             --------        --------       --------

Operating income (loss)                       (12,492)          1,070        (11,422)

Interest and other income (loss)                   64              --             64
Interest expense                               (8,209)             --         (8,209)
                                             --------        --------       --------

Income (loss) before income taxes             (20,637)          1,070        (19,567)

Provision for income taxes                     11,629             428         12,057
                                             --------        --------       --------

Net income (loss)                            $(32,266)       $    642       $(31,624)
                                             --------        --------       --------

                                                   SIX MONTHS ENDED JUNE 30, 2000
                                              ------------------------------------------
                                              PARENT         GUARANTOR      CONSOLIDATED
                                              COMPANY        SUBSIDIARY         TOTAL
                                              --------       ----------     ------------
Contract revenues                             $ 39,658        $  9,012        $ 48,670
Contract costs                                  25,796           4,359          30,155
Technology related costs:
  Research and development                       2,242             242           2,484
  Amortization of purchased technology             506              --             506
Selling, general and administrative              7,327           2,159           9,486
Other charges:
  Nonrecurring severance                         1,500              --           1,500
                                              --------        --------        --------

Operating income (loss)                          2,287           2,252           4,539

Interest and other income (loss)                    14             (61)            (47)
Interest expense                                (8,112)             --          (8,112)
                                              --------        --------        --------

Income (loss) before income taxes               (5,811)          2,191          (3,620)

Provision for (benefit of) income taxes         (2,316)            876          (1,440)
                                              --------        --------        --------

Net income (loss)                             $ (3,495)       $  1,315        $ (2,180)
                                              --------        --------        --------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                    SIX MONTHS ENDED JUNE 30, 2001
                                                     ----------------------------------------------------------
                                                     PARENT          GUARANTOR    CONSOLIDATING    CONSOLIDATED
                                                     COMPANY        SUBSIDIARY     ELIMINATIONS        TOTAL
                                                     --------       ----------    -------------    ------------
Net income (loss)                                    $(32,266)       $    642        $     --        $(31,624)
Adjustments to reconcile net income
  (loss) to net cash used in operating activities      17,951            (783)             --          17,168
                                                     --------        --------        --------        --------

Net cash used in operating activities                 (14,315)           (141)             --         (14,456)
                                                     --------        --------        --------        --------

Net cash used in investing activities                     109            (866)            290            (467)
                                                     --------        --------        --------        --------

Net cash provided by financing activities              11,743              --            (290)         11,453
                                                     --------        --------        --------        --------

Net decrease in cash and cash equivalents              (2,463)         (1,007)             --          (3,470)
Cash and cash equivalents, beginning of period          3,778             819              --           4,597
                                                     --------        --------        --------        --------

Cash and cash equivalents, end of period             $  1,315        $   (188)       $     --        $  1,127
                                                     --------        --------        --------        --------


                                                                        SIX MONTHS ENDED JUNE 30, 2000
                                                           ------------------------------------------------------
                                                           PARENT      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                                           COMPANY     SUBSIDIARY     ELIMINATIONS      TOTAL
                                                           -------     ----------    -------------   ------------
Net income (loss)                                          $(3,495)       $ 1,315          $ --         $(2,180)
Adjustments to reconcile net income
  (loss) to net cash used in operating activities           (2,230)           (83)           --          (2,313)
                                                           -------        -------          ----         -------

Net cash provided by (used in) operating activities         (5,725)         1,232            --          (4,493)
                                                           -------        -------          ----         -------

Net cash provided by (used in) investing
  activities                                                (5,689)          (209)           --          (5,898)
                                                           -------        -------          ----         -------

Net cash provided by financing activities                    8,822             --            --           8,822
                                                           -------        -------          ----         -------

Net increase (decrease) in cash and cash equivalents        (2,592)         1,023            --          (1,569)

Cash and cash equivalents, beginning of  period              5,701            299            --           6,000
                                                           -------        -------          ----         -------

Cash and cash equivalents, end of period                   $ 3,109        $ 1,322          $ --         $ 4,431
                                                           -------        -------          ----         -------

                         NOTE 7 - SENIOR DISCOUNT NOTES:

        On April 12, 2001, the Company issued 15% Senior Discount Notes to Donaldson, Lufkin & Jenrette Merchant Banking Partners ("DLJMB") and Behrman Capital LP ("Behrman") for gross proceeds of $10,053. The Company incurred expenses of approximately $871 in connection with this financing and the amendment to the revolving credit facility. The notes are due on April 1, 2011. Under the terms of the notes, no interest will be paid prior to April 1, 2005. The issue price is $536 for each note, before warrant fair value allocation, with a principal maturity value of $1,000. The issue price will be accreted to the principal maturity value with periodic charges to interest expense through April 1, 2005. Interest charge for the period ended June 30, 2001 amounted to $387. Interest will be paid in cash semiannually in arrears on April 1 and October 1 in each year commencing on October 1, 2005. Proceeds from the Senior Discount Notes were used to pay down the balance under the revolving credit facility.

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

        In connection with the issuance of the Senior Discount Notes, the investors also received warrants to purchase 21,670 shares of Class C Common Stock at an exercise price of $.01 per share. The warrants have a term of 10 years. The estimated relative fair value of the warrants of $150 is recorded as a discount to the issue price of the Senior Discount Notes and amortized with periodic charges to interest expense over the life of the Senior Discount Notes of 10 years. The fair value of the warrants was calculated using a fair value of common stock of $0.01 per share, term of 5 years of volatility of 50%.

        In accordance with the provisions of the Investor's Agreement the Company also offered to the required list of management investors (not associated with Behrman or DLJ) an opportunity to purchase Sr. Discount Notes of the same expiration date and terms. None of these individuals purchased these notes and no further capital was raised.



                    NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company has not yet determined the impact of SFAS 142 on the Company's consolidated financial position, results of operations and cash flows.



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

                                                 FOR THE THREE MONTHS          FOR THE SIX MONTHS ENDED
                                                     ENDED JUNE 30,                     JUNE 30,
                                               ------------------------        ------------------------
                                                 2001            2000            2001            2000
                                               --------        --------        --------        --------
                                                                (amounts in thousands)
Contract revenues                              $ 17,572        $ 26,812        $ 40,026        $ 48,670
                                               --------        --------        --------        --------

Costs and operating expenses:
     Contract costs                              21,298          14,854          37,496          30,155
     Gross Margin                                (3,726)         11,958           2,530          18,515
     Technology related costs:
               Research and development           1,108           1,318           1,993           2,484
               Amortization of purchased            339             431             728             506
               technology
     Selling, general and                         6,579           5,431          11,231           9,486
     administrative
     Other charges: Non-recurring
       severance                                     --              --              --           1,500
                                               --------        --------        --------        --------

Operating income (loss)                         (11,752)          4,778         (11,422)          4,539

Interest and other income (loss)                     55             (14)             64             (47)
Interest expense                                 (4,277)         (4,232)         (8,209)         (8,112)
                                               --------        --------        --------        --------

Income (loss) before income taxes                (15,974)            532         (19,567)         (3,620)

Provision for (benefit of) income taxes          12,919             (92)         12,057          (1,440)
                                               --------        --------        --------        --------

Net income (loss)                              $(28,893)       $    624        $(31,624)       $ (2,180)
                                               ========        ========        ========        ========

THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2000 (AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED)

CONTRACT AWARDS

        Contract awards for the quarter and six months ended June 30, 2001 were $22,111 and $39,626 compared to $ 28,412 and $72,735 for the quarter and six months ended June 30, 2000. For the quarter and six months ended June 30, 2001 71% and 54% of the awards were for domestic programs and 29% and 46% were for international programs. We typically are awarded a few significant contracts during the course of the year and timing of these awards can cause significant variation when making comparisons in interim periods. While we were engaged in many opportunities during the first half of 2001 we only saw one large (over $5,000) contract award in the second quarter and a total of two large awards in the first half. In comparison, the second quarter of 2000 contained one large contract and the first half of 2000 contained 6 large (over $5,000) contracts. Large contracts amounted to 70% of awards in the first half of 2000 and only 13% in the same period of 2001. Due to the sporadic nature of large contract awards, Management does not see any significant trend developing in this metric. Several contract awards anticipated in the second quarter were not realized. It is anticipated that many of these will be awarded in the second half of the year. One large international contract was not awarded to our potential customer and one large international program has moved to 2002. However, the slip in contract awards has also affected both the contract revenue and earnings. The company continues to compete for these future orders.

CONTRACT REVENUES

        Contract revenue is lower than comparable periods in the previous year. Contract revenues for the quarter and six months ended June 30, 2001 were $17,572 and $40,026 approximately $9,240 and $8,644 (or 34% and 18%) lower than the $26,812 and $48,670 for the quarter and six months ended June 30, 2000. The revenues reflect a decrease in international business with $4,385 and $14,178 being international for the quarter and six months ended June 30, 2001 compared to $8,783 and $18,105 for the same periods in 2000. Domestic revenues reflect a decrease to $13,187 and $25,849 (75.0% and 64.6%) for the quarter and six months ended June 30, 2001 as compared to $18,030 and $30,566 (67.2% and 62.8%) for the quarter and six months ended June 30, 2000. Four and five large contracts comprised 17.5% and 35.5% of the revenue in the quarter and six months ended June 30, 2001 as compared to seven and nine significant contracts comprising 51.1% and 56.8% of the revenue in the quarter and six months ended June 30, 2000. Management does not see any significant indication from this metric at this time due to the fact that the contract losses recognized in the second quarter of 2001 contributed to this trend. In the second quarter of 2001 three major development contracts were impacted by growth in the estimated total cost of the programs. Two international programs and one domestic program experienced cost growth driven by unforeseen complexities in integration and software of systems also causing schedule delays. These cost growths were unknown during the first quarter and were revealed by the periodic update of estimates-at-completion. In percentage-of-completion accounting, a loss contract is recognized at the time it is discovered and both revenue and profit are adjusted accordingly to reflect the latest estimate. Over $8,000 of anticipated cost growth was estimated for these programs. The largest percentage of our revenue continues to come from fixed price contracts. The percentage of contract revenues coming from fixed price contracts for the quarter and six months ended June 30, 2001 was approximately 97.7%, as compared to 95.0% and 95.1% for the quarter and six months ended June 30, 2001. The percentage of sole source contract revenues for the quarter and six months ended June 30, 2001 was approximately 94% and 90.8% as compared to the quarter and six months ended June 30, 2000 which was approximately 81.8% and 76.7%.

GROSS MARGIN

        Gross margin (loss) for the quarter and six months ended June 30, 2001 were $(3,726) and $2,530 as compared to $11,958 and $18,515 for the like periods in 2000, or $(15,684) and $15,985 lower than the like periods in 2000. This equates to a gross margin (loss) to contract revenue percentage of (21.2)% and 6.3% for the quarter and six months ended June 30, 2001 vs. 44.6% and 38.0% for the quarter and six months ended June 30, 2000. This represents a 65.8 percentage point decline for the quarter, and a 31.7% decline for the six-month period. The decrease was caused by the significant changes in program estimates of costs to complete mentioned above and, based on recent performance, reserves for warranty repairs, obsolete inventory, and, liquidated damages were increased.


        Gross margin percentages fluctuate due to factors inherent in the government contracting business such as the timing of the incurrence of direct costs, leveraging of fixed overhead costs over a greater volume of contract revenues and phasing of performance on contracts with varying margin as well as changes in estimated total cost of performance of specific contracts.

RESEARCH AND DEVELOPMENT

        The aggregate expense for research and development activities during the three months and six months ended June 30, 2001 decreased by $302 and $269 from the three months and six months ended June 30, 2000, and is summarized as follows:

                                   Three Months Ended           Six Months Ended
                                  --------------------        --------------------
                                   2001          2000          2001          2000
                                  ------        ------        ------        ------
Research & Development            $1,108        $1,318        $1,993        $2,484
Amortization of Purch
  Technology                      $  339        $  431        $  728        $  506
                                  ------        ------        ------        ------

Total                             $1,447        $1,749        $2,721        $2,990
Percent of Contract Revenue          8.2%          6.5%          6.8%          6.1%

        Over the six months of 2001 the amount of R&D remains slightly lower in total value than in the previous year.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling and general and administrative costs for the quarter and six months ended June 30, 2001 were $6,579 or 37.4% and $11,231 or 28% of contract revenue. For the quarter and six months ending June 30, 2000 this category of cost was $5,431 or 20.3% and $9,486 or 19.5% of contract revenue. The $1,148 and $1,745 increase in the second quarter and six months ended June 30,2001 over the second quarter and six months ended June 30, 2000 last year were primarily due to increased legal and professional expenses associated with defense of the ITAR case, (See "Legal Proceedings" Section), additional amounts for foreign sales commissions and vacation liability.

OTHER CHARGES

1.      There were no other charges in the quarter and six months ended June
30, 2001. In the same period of 2000 a charge of $1,500 was recorded for severance. In the first quarter of 2000, the Board of Directors elected to terminate the employment agreement with the then President and Chief Executive Officer, without cause. Pursuant to the terms of the employment agreement with him, the company recognized approximately $1,500 in severance related cost to be paid out over a two-year period commencing July 1, 2000.

INTEREST AND OTHER INCOME (LOSS)

The interest and other income (loss) for the quarter and six months ending June 30, 2001 was $55 and $64 of income versus $(14) and $(47) of loss for the quarter and six months ending June 30, 2000. The $14 and $47 losses were comprised of $58 and $100 of interest income offset by $72 and $147 of miscellaneous expenses.

INTEREST EXPENSE

        The interest expense for the quarter and six months ended June 30, 2001 were $4,277 and $8,209 as compared to $4,232 and $8,112 for the quarter and six months ending June 30, 2000. The increase of $45 and $97 in the quarter and six months ended June 30, 2001 were due to increased line of credit usage and accrued interest on senior discount notes.



INCOME TAXES

        The provision that we recognized for income taxes for the quarter and six months ended June 30, 2001 were $12,919 and $12,057 compared to a benefit of $92 and $1,440 for the quarter and six months ended June 30, 2000. Condor has recorded net losses during the periods ended June 30, 2001. Based on the Company's significant operating losses in the current period and forecasts for the future, Management believes it is more likely than not that the tax assets will not be realized. Hence, the Company has recorded a full valuation allowance for the deferred tax asset in the amount of $12,050 during the quarter ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity continue to be funds provided by external financing. In connection with our 1999 recapitalization, we issued an aggregate of $100,000 of 11 7/8% Series A Senior Subordinated Notes that are due in full in May 2009. These notes are general, unsecured obligations of the Company that are junior to the revolving credit facility and any other senior indebtedness. Interest payments are due semi-annually in May and November.

        During 1999, we entered into a revolving credit facility. This revolving credit facility has a total borrowing capacity of $50,000 that provides for loans and letters of credit and has a five-year term to April 2004. Through February 9, 2000, the loans under the revolving credit facility bore interest, at our option, at the prime rate plus 2.25% or LIBOR plus 3.50% while the standby and performance letter of credit fees were 3.50%, trade letter of credit fees were 1.75% and the commitment fee on the unused portion of the revolving credit facility was 1.50% per annum. On February 9, 2000, we entered into an amendment of the revolving credit facility. Pursuant to the amendment, subsequent to February 9, 2000, the applicable margins over the prime rate and LIBOR increased to 2.75% and 4.0%, respectively, while the standby letters of credit fees increased to 4.0%, trade letter of credit fees increased to 2.0% and the commitment fee on the unused portion of the revolving credit facility increased to 2.0% per annum. These increased margins and commitment fees can decrease based upon reductions in net funded indebtedness leverage ratios. In addition, we agreed to additional restrictions on the utilization of the revolving credit facility for acquisition financing and to limit the availability of loans under the revolving credit facility to a borrowing base.

        Loans outstanding under the revolving credit facility aggregated to $18,900 at June 30, 2001 and $17,500 at December 31, 2000. We had additional loan availability of approximately $0 and $4,141 at June 30, 2001 and 2000, respectively. Letters of credit outstanding under the revolving credit facility aggregated to $31,077 at June 30, 2001 and $24,429 at June 30, 2000.

        In connection with the amendment of our revolving credit facility on February 9, 2000, we, Donaldson, Lufkin & Jenrette Merchant Banking Partners ("DLJMB") and Behrman Capital L.P. ("Behrman") entered into a subscription agreement for the purchase of preferred stock. Under the terms of this subscription agreement, DLJMB and Behrman invested an additional $10,000 through the purchase of Series A1 Preferred Stock. In addition, we received $377 from the sale of the Series A1 Preferred Stock to other existing shareholders. The Series A1 Preferred Stock was converted into the Series A2 mandatory redeemable preferred stock in 2001. The Series A2 Preferred Stock is non-voting, cumulative and accretes dividends at an annual rate of 15%. Dividends will accrete to the liquidation value until 2005, subject to the right of a majority of holders of the Series A2 Preferred Stock to elect that dividends to paid in additional shares of Preferred Stock. After 2005, Condor will be required to pay such dividends in cash. We were required to utilize the $10,000 in proceeds from the issuance of Series A1 Preferred Stock to pay down the loans outstanding under the revolving credit facility.

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

        We were not in compliance with certain financial leverage covenants of the revolving credit facility as of December 31, 2000 and obtained a waiver from the bank in an amendment to the credit facility effective April 12, 2001 for such non-compliance.

        Effective April 12, 2001, we renegotiated the covenants for future periods. Starting fiscal quarter ended March 31, 2001, the existing financial leverage covenants under the facility were relaxed and additional financial covenants were added.

        In addition we raised gross proceeds of $10,053 in April 2001 from an offering of 15% Senior Discount Notes to our principal shareholders. We incurred expenses of approximately $871 in connection with this financing and the amendment to the revolving credit facility. The notes are due on April 1, 2011. Under the terms of the notes, no interest will be paid prior to April 1, 2005. From April 12, 2001 through April 1, 2005, interest will accrue at a compounded rate of 15% per year and will be paid at maturity. Interest will be paid in cash semiannually in arrears on April 1 and October 1 in each year commencing on October 1, 2005. Proceeds from the Senior Discount Notes were used to pay down the balance under the revolving credit facility.

        As of June 30, 2001 the Company was in non-compliance with certain financial ratio covenants in the revolving credit facility, largely as a result of lower than expected EBITDA due to significant program cost-to-complete growth. Estimated cost-to-complete represents future cost expenditure over the contract value and such increase must be included as a loss reserve in the current period. The Company has secured an interim waiver from the Lender Group and expects to be able to obtain additional waivers as required while discussions and planning continue. The Company remains current with respect to loan payments, fees and interest. However, given the company's recent financial performance the Company is evaluating alternatives for restructuring its debt obligations and has engaged a financial advisor and counsel to assist in that process. No assurance can be given that future waivers will be given or that such restructuring efforts will be successful.

        Cash flows used in operating activities were $(14,456) for the six months ended June 30, 2001 as compared to $(4,493) for the six months ended June 30, 2000. The fluctuations in our operating cash flows are primarily the result of changes in the levels of our contract receivables, advances and inventories.

        Cash flows utilized in investing activities were $(467) for the six months ended June 30, 2001 compared to $(5,898) for the six months ended June 30, 2000. These investing activities primarily related to capital expenditures and an acquisition in 2000. At June 30, 2001 The only major capital commitments were associated with the move of the facility to Morgan Hill expected to be completed in October of 2001 . The revolving credit facility contains restrictions on our ability to make capital expenditures. We continually monitor our capital spending in relation to current and anticipated business needs. Our operations typically do not require large capital expenditures and we anticipate that capital spending will remain relatively consistent.

        There was $11,453 cash provided by financing activities for the six month period ended June 30, 2001 compared to $8,822 for the six month period ended June 30, 2000. The funds provided by financing transaction in the second quarter of 2001 were related to the proceeds from the Senior Discount Notes along with additional borrowings on the line of credit. The cash provided by our financing transactions in the first quarter of 2000 was primarily related to the proceeds from the Series A1 preferred stock offering. This source of financing was primarily offset by the repurchase of common stock and the pay down of our bank borrowings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company has not yet determined the impact of SFAS 142 on the Company's consolidated financial position, results of operations and cash flows.



RISK FACTORS

        In addition to the other matters described in this report for the period ended June 30, 2001, you should carefully consider the following ongoing risks relating to Condor's business.

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

        As of June 30, 2001, we had: (a) total consolidated indebtedness of approximately $129,194 and (b) $31,077 in standby letters of credit, subject to customary conditions. Our ability to make interest and principal payments on our indebtedness and borrow additional funds will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

        As of June 30, 2001 the Company was in non-compliance with certain financial ratio covenants in the revolving credit facility, largely as a result of lower than expected EBITDA due to significant program cost-to-complete growth. Estimated cost-to-complete represents future cost expenditure over the contract value and such increase must be included as a loss reserve in the current period. The Company has secured an interim waiver from the Lender Group and expects to be able to obtain additional waivers as required while discussions and planning continue. The Company remains current with respect to loan payments, fees and interest. However, given the Company's recent financial performance the Company is evaluating alternatives for restructuring its debt obligations and has engaged a financial advisor and counsel to assist in that process. No assurance can be given that future waivers will be given or that such restructuring efforts will be successful.

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

        In the event of default on the credit facility we could be judged by the US Government as a "non-responsible" contractor making additional new US Government funded orders difficult if not impossible to attain.

        RISKS RELATING TO DEBT RESTRUCTURE

        Restructure of the debt could cause certain international customers to terminate their contracts for default and call the standby letters of credit. In such circumstances the company could also be liable for reprocurement cost for the hardware from another source. Such cost could include the excess price paid to another contractor for the equipment over and above the negotiated contract price with Condor as well as administrative costs.

        Further, should the US Government judge that the Company is a "non-responsible" contractor, the government may then stop all new awards to the Company until an affirmative judgment of fiscal responsibility is made. Additionally, progress payments on US Government contracts could be scaled back or stopped entirely.

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

        The U.S. Government may review Condor's costs and performance on contracts, as well as Condor's accounting and general business practices. Under the Truth in Negotiations Act, for any contract in excess of $500, the U.S. Government may reduce the contract price by the amount by which it was overstated as a result of not providing current, accurate or complete cost or pricing data. As of June 30, 2001, the U.S. Government is claiming adjustments in an aggregate amount of $817 for 3 contracts. Condor has responded to these claims and is working with the U.S. Government to resolve these matters and believes that the resolution of these claims will not have a material adverse effect on its financial condition and results of operations. Under U.S. Government purchasing regulations, some of Condor's costs, including certain financing costs, goodwill, portions of research and development costs and certain marketing expenses may not be reimbursable under U.S. Government contracts.

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

        We typically receive one or more advance payments from our international customers during the initial phase of the contract, which advances range from approximately 19% to 60% of the total contract value. We generally provide letters of credit to guarantee our performance of the contract. Our capability to provide these standby letters of credit is limited by revolving credit facility. If capacity does not exist under the credit facility the company would not receive down payments on schedule until credit capacity was available thus delaying cash flow. The customer may draw down on the letters of credit if we default under the contract. A number of our foreign contracts also give our customers the right to receive liquidated damages ranging from 5% to 15% of the aggregate value of the items not delivered or performed on schedule. As of June 30, 2001, our performance continues to be delayed on two of our international contracts, which have an aggregate contract value of approximately $25 million. Performance delays constitute defaults under those contracts. However, none of our customers has invoked the default provisions because of performance delays. In addition, none of our customers has attempted to draw down on our letters of credit or sought liquidated damages in any material amount, although we may incur additional costs as we work with our customers to revise their contract schedules.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Condor has financial instruments that are subject to interest rate risk, principally short- term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments. Based on the current holdings of short-term investments at June 30, 2001, the exposure to interest rate risk is not material. The fixed rate debt obligations issued by Condor are generally not callable until maturity.

        Condor is also subject to foreign currency exchange rate risk relating to receipts from customer and payments to suppliers in foreign currencies. As of June 30, 2001, the amount of receipts and expenditures that are contracted in foreign currencies, and market risk exposure relating to currency exchange, was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Condor is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business, none of which, in the opinion of management, is expected to have a material adverse effect to Condor's business results of operation or financial condition.

        Condor has been served a subpoena to provide information relevant to technical data supplied in response to a request for proposal from South Korea and in response to two requests for proposals from Sweden. The subpoena arises out of a grand jury proceeding which is investigating the potential violations of International Traffic and Arms Regulations. Condor is fully cooperating with the applicable authorities. Condor has retained attorneys in this matter. While there is significant uncertainty as to the ultimate outcome of this matter, Condor's management does not expect that the results of this investigation will have a material adverse effect on Condor's financial position and results of operation over and above contingencys already reserved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None in this quarter

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None in this quarter

ITEM 5. OTHER INFORMATION

        On June 15, 2001, the Company terminated Vernon A. Dale, former Vice President, Electronic Warfare Systems and Vice President of Business Development. Mr. Klingler has assumed responsibility as Vice President of Marketing.

Mr. Dale has retained counsel, who has demanded, among other items, that the Company pay to Mr. Dale the full amount of severance set forth in his employment agreement, which equals $500. The Company believes that Mr. Dale is not entitled to such amount pursuant to the terms of Mr. Dale's employment agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits: Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

        Exhibit 10.1  Waiver of Default Dated Aug. 3, 2001

        (b) Reports on Form 8-K: Condor did not file any reports on Form 8-K in the first quarter of 2001.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONDOR SYSTEMS, INC.



                                            By: /s/ FREDERIC B. BASSETT
                                            ------------------------------------

                                            Frederic B. Bassett
                                            Secretary and Chief Financial
                                            Officer

Date: Aug. 14, 2001

                                  EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
10.1                  Waiver of default dated August 3, 2001